Form 10-Q
period 2023-01-28
DAKTRONICS INC /SD/
filed 2023-03-13
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of March 1, 2023 was 45,465,728.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 28, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	January 28, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,022	$17,143
Restricted cash	708	865
Marketable securities	530	4,020
Accounts receivable, net	115,840	101,099
Inventories	164,879	134,392
Contract assets	36,098	41,687
Current maturities of long-term receivables	1,716	2,798
Prepaid expenses and other current assets	8,770	14,963
Income tax receivables	3,258	603
Total current assets	341,821	317,570

Property and equipment, net	73,795	66,765
Long-term receivables, less current maturities	452	1,490
Goodwill	3,293	7,927
Intangibles, net	1,220	1,472
Investment in affiliates and other assets	33,071	32,321
Deferred income taxes	—	13,331
TOTAL ASSETS	$453,652	$440,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,592	$76,313
Contract liabilities	97,703	90,393
Accrued expenses	32,711	34,959
Warranty obligations	10,998	11,621
Income taxes payable	382	408
Total current liabilities	212,386	213,694

Long-term warranty obligations	19,216	17,257
Long-term contract liabilities	12,674	10,998
Other long-term obligations	6,397	7,076
Line of Credit	23,638	—
Deferred income taxes	—	287
Total long-term liabilities	61,925	35,618

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 47,373,959 and 46,733,544 shares issued at January 28, 2023 and April 30, 2022, respectively	63,002	61,794
Additional paid-in capital	49,719	48,372
Retained earnings	82,011	96,608
Treasury Stock, at cost, 1,907,445 shares at January 28, 2023 and April 30, 2022, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(5,106)	(4,925)
TOTAL SHAREHOLDERS' EQUITY	179,341	191,564
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$453,652	$440,876
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$184,975	$139,558	$544,334	$448,767
Cost of sales	143,262	117,250	445,123	362,007
Gross profit	41,713	22,308	99,211	86,760

Operating expenses:
Selling	12,908	12,735	41,866	37,012
General and administrative	9,861	8,328	27,989	24,100
Product design and development	7,250	6,925	21,655	21,283
Goodwill impairment	4,576	—	4,576	—
	34,595	27,988	96,086	82,395
Operating income (loss)	7,118	(5,680)	3,125	4,365

Nonoperating (expense) income:
Interest (expense) income, net	(398)	56	(721)	134
Other expense, net	(1,380)	(793)	(2,335)	(2,613)

Income (loss) before income taxes	5,340	(6,417)	69	1,886
Income tax expense (benefit)	1,627	(2,067)	14,666	177
Net income (loss)	$3,713	$(4,350)	$(14,597)	$1,709

Weighted average shares outstanding:
Basic	45,387	45,223	45,320	45,263
Diluted	45,448	45,223	45,320	45,442

Earnings (loss) per share:
Basic	$0.08	$(0.10)	$(0.32)	$0.04
Diluted	$0.08	$(0.10)	$(0.32)	$0.04
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022

Net income (loss)	$3,713	$(4,350)	$(14,597)	$1,709

Other comprehensive (loss):
Cumulative translation adjustments	1,976	(714)	(187)	(1,137)
Unrealized gain (loss) on available-for-sale securities, net of tax	6	(10)	6	(10)
Total other comprehensive (loss), net of tax	1,982	(724)	(181)	(1,147)
Comprehensive income (loss)	$5,695	$(5,074)	$(14,778)	$562
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 30, 2022	$61,794	$48,372	$96,608	$(10,285)	$(4,925)	$191,564
Net loss	—	—	(5,326)	—	—	(5,326)
Cumulative translation adjustments	—	—	—	—	(642)	(642)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1	1
Share-based compensation	—	511	—	—	—	511
Employee savings plan activity	594	—	—	—	—	594
Balance as of July 30, 2022	62,388	48,883	91,282	(10,285)	(5,566)	186,702
Net loss	—	—	(12,984)	—	—	(12,984)
Cumulative translation adjustments	—	—	—	—	(1,521)	(1,521)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	—	—	—	(1)	(1)
Share-based compensation	—	474	—	—	—	474
Tax payments related to RSU issuances	—	(140)	—	—	—	(140)
Balance as of October 29, 2022	$62,388	$49,217	$78,298	$(10,285)	$(7,088)	$172,530
Net Income	—	—	3,713	—	—	3,713
Cumulative translation adjustments	—	—	—	—	1,976	1,976
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	6	6
Share-based compensation	—	502	—	—	—	502
Employee savings plan activity	614	—	—	—	—	614
Balance as of January 28, 2023	$63,002	$49,719	$82,011	$(10,285)	$(5,106)	$179,341
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 28, 2023	January 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,597)	$1,709
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,543	11,544
Gain on sale of property, equipment and other assets	(588)	(737)
Share-based compensation	1,487	1,503
Equity in loss of affiliates	2,596	1,966
Provision (recovery) for doubtful accounts, net	674	(600)
Deferred income taxes, net	13,028	151
Goodwill impairment	4,576	—
Change in operating assets and liabilities	(29,206)	(41,000)
Net cash used in operating activities	(9,487)	(25,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,809)	(10,024)
Proceeds from sales of property, equipment and other assets	612	838
Purchases of marketable securities	—	(4,045)
Proceeds from sales or maturities of marketable securities	3,490	—
Purchases of equity and loans to equity investees	(3,240)	(6,695)
Net cash used in investing activities	(20,947)	(19,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	283,115	—
Payments on notes payable	(259,477)	—
Principal payments on long-term obligations	—	(200)
Payments for common shares repurchased	—	(3,000)
Proceed from exercise of stock options	—	8
Tax payments related to RSU issuances	(140)	(199)
Net cash provided by (used in) financing activities	23,498	(3,391)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(342)	98
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,278)	(48,683)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	18,008	80,402
End of period	$10,730	$31,719

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$760	$—
Income taxes, net of refunds	4,456	1,601

Supplemental schedule of non-cash investing and financing activities:
Demonstration equipment transferred to inventory	$—	$53
Purchases of property and equipment included in accounts payable	1,538	1,795
Contributions of common stock under the ESPP	1,207	1,211
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 28, 2023 and January 29, 2022 contained operating results for 39 weeks.
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

	January 28, 2023	January 29, 2022
Cash and cash equivalents	$10,022	$30,883
Restricted cash	708	836
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$10,730	$31,719
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $10,022 in cash and cash equivalents balances at January 28, 2023, $3,257 were denominated in U.S. dollars, of which $498 were held by our foreign subsidiaries. As of January 28, 2023, we had an additional $6,765 in cash balances denominated in foreign currencies, of which $5,421 were maintained in accounts of our foreign subsidiaries.

Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
During much of the past calendar year, we have experienced negative impacts in our business driven by global economic conditions and supply chain disruptions. These conditions have caused volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs. To adapt, we used cash and line of credit borrowings to increase our investment in inventory to add stability to our production processes to fulfill backlog and used cash to invest in property and equipment to expand our capacity and add automation. To improve operations and cash flows, we have increased prices of our goods and services. In addition, we instituted a liquidity enhancement plan program focusing our teams on improving our cash flow and enhancing our liquidity. Our ability to fund inventory levels, operations, and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. $35,000 of our credit facility expires in April 2025 and $10,000 expires in May 2023, and it requires us to comply with certain covenants.
Although supply chain disruptions have started to ease and we expect our inventory levels and working capital levels to decline, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures. Therefore, we plan to obtain additional liquidity to meet our obligations as they come due in the 12 months following the date of this Report, and we cannot be assured that such liquidity will be available or the form of such liquidity, such as equity raises or debt financing. These conditions raise substantial doubt about our ability to continue as a going concern.
In response to these conditions, the Board of Directors formed an independent Strategy and Financing Review Committee in December 2022, to address the Company's near-term credit needs and to examine alternatives for strengthening the Company's longer-term financial structure and liquidity profile. The Committee retained financial and legal advisors to explore additional ways to improve our long-term liquidity profile. We are pursuing additional liquidity through various means from potential financing sources, including but not limited to obtaining financing secured by a mortgage on our facilities, a sales-leaseback transaction, leasing property and equipment, longer-term asset-based lending structures, and junior capital. We have continued focusing on reducing working capital and improving profitability through activities in our liquidity enhancement plan. Because these plans are not finalized and are subject to market conditions and restrictions from our existing financing agreements that are not within our control, they cannot be deemed probable. As a result, we have concluded that our plans do not alleviate substantial doubt about our ability to continue as a going concern.
Refer to "Note 7. Financing Agreements" for additional considerations related to our financing agreements.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Variable Interest Entities
We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities: A VIE is an entity (i) that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) that is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance and making estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing the Company's interests in the VIE, we also consider interests held by its related parties, including de facto agents. Additionally, we assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors including, but not limited to: the characteristics and size of its investment relative to the related party; our and the related party's ability to control or significantly influence key decisions of the VIE, including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of us and the related party. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, may involve significant judgment, and depends upon facts and circumstances specific to an entity at the time of the assessment.
At the end of each reporting period, we reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in our consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by us in the entity prior to us obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, our existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. We may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
See "Note 2. Investment in Affiliates" of the Notes to our Condensed Consolidated Financial Statements included in this Report.
Recent Accounting Pronouncements
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Accounting Standards Adopted
There were no standards adopted since our last Quarterly Report on Form 10-Q.
Accounting Standards Not Yet Adopted
There are no significant new Accounting Standards Updates issued that the Company has not yet adopted as of January 28, 2023.
Note 2. Investments in Affiliates
We evaluated the nature of our investment in affiliates of XdisplayTM company, which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. We determined that Miortech is a VIE, and based on management's analysis, we determined that Daktronics is not the primary beneficiary; therefore, the investment in Miortech is accounted for under the equity method.
The aggregate amount of our investments accounted for under the equity method was $17,145 and $16,916 as of January 28, 2023 and April 30, 2022, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense, net" line item in our condensed consolidated statements of operations. For the three and nine months ended January 28, 2023, our share of the losses of our affiliates was $895 and $2,596 as compared to $401 and $1,966 for the three and nine months ended January 29, 2022.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the nine months ended January 28, 2023 and January 29, 2022 was $672 and $1,520, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the nine months ended January 28, 2023, $52 remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
During the nine months ended January 28, 2023, we invested $2,250 evidenced by convertible notes and $990 evidenced by promissory notes ("Notes") in our affiliates, which is included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets. During the nine months ended January 28, 2023, we converted $2,823 evidenced by the Notes to stock ownership. After this conversion of Notes to stock ownership, our ownership increased to

54.5 percent in Miortech. Our ownership in XdisplayTM company is 16.4 percent as of January 28, 2023. The total amount of Notes included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets as of January 28, 2023 was $7,693.
Note 3. Earnings Per Share ("EPS")
The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 28, 2023 and January 29, 2022:

	Net income (loss)	Shares	Per share (loss) income
For the three months ended January 28, 2023
Basic earnings per share	$3,713	45,387	$0.08
Dilution associated with stock compensation plans	—	61	—
Diluted earnings per share	$3,713	45,448	$0.08
For the three months ended January 29, 2022
Basic and diluted (loss) earnings per share	$(4,350)	45,223	$(0.10)
Diluted (loss) earnings per share	$(4,350)	45,223	$(0.10)
For the nine months ended January 28, 2023
Basic and diluted (loss) earnings per share	$(14,597)	45,320	$(0.32)
Diluted (loss) earnings per share	$(14,597)	45,320	$(0.32)
For the nine months ended January 29, 2022
Basic earnings per share	$1,709	45,263	$0.04
Dilution associated with stock compensation plans	—	179	—
Diluted earnings per share	$1,709	45,442	$0.04
Options outstanding to purchase 2,102 shares of common stock with a weighted average exercise price of $7.13 for the three months ended January 28, 2023 and 2,216 shares of common stock with a weighted average exercise price of $8.17 for the three months ended January 29, 2022 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
Options outstanding to purchase 2,089 shares of common stock with a weighted average exercise price of $7.59 for the nine months ended January 28, 2023 and 1,857 shares of common stock with a weighted average exercise price of $9.26 for the nine months ended January 29, 2022 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

Note 4. Revenue Recognition
Disaggregation of revenue
The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,929	$53,437	$3,380	$11,446	$8,138	$86,330
Limited configuration	35,864	7,858	23,865	5,328	11,040	83,955
Service and other	4,174	6,453	1,067	804	2,192	14,690
	$49,967	$67,748	$28,312	$17,578	$21,370	$184,975
Timing of revenue recognition
Goods/services transferred at a point in time	$36,746	$10,125	$22,716	$5,571	$11,861	$87,019
Goods/services transferred over time	13,221	57,623	5,596	12,007	9,509	97,956
	$49,967	$67,748	$28,312	$17,578	$21,370	$184,975

	Nine Months Ended January 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,198	$148,467	$17,828	$35,330	$20,762	$242,585
Limited configuration	94,408	26,013	85,123	15,969	36,826	258,339
Service and other	12,526	18,890	3,176	2,498	6,320	43,410
	$127,132	$193,370	$106,127	$53,797	$63,908	$544,334
Timing of revenue recognition
Goods/services transferred at a point in time	$97,381	$31,029	$80,935	$16,702	$38,756	$264,803
Goods/services transferred over time	29,751	162,341	25,192	37,095	25,152	279,531
	$127,132	$193,370	$106,127	$53,797	$63,908	$544,334

	Three Months Ended January 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,112	$25,950	$4,167	$9,803	$8,606	$52,638
Limited configuration	32,081	6,843	18,717	5,269	10,453	73,363
Service and other	3,902	6,264	837	751	1,803	13,557
	$40,095	$39,057	$23,721	$15,823	$20,862	$139,558
Timing of revenue recognition
Goods/services transferred at a point in time	$32,829	$8,540	$17,351	$5,576	$10,967	$75,263
Goods/services transferred over time	7,266	30,517	6,370	10,247	9,895	64,295
	$40,095	$39,057	$23,721	$15,823	$20,862	$139,558

	Nine Months Ended January 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,258	$110,986	$15,241	$25,320	$26,051	$189,856
Limited configuration	83,965	21,510	66,590	15,173	32,464	219,702
Service and other	11,116	18,344	2,531	1,941	5,277	39,209
	$107,339	$150,840	$84,362	$42,434	$63,792	$448,767
Timing of revenue recognition
Goods/services transferred at a point in time	$85,570	$26,877	$62,407	$15,781	$33,801	$224,436
Goods/services transferred over time	21,769	123,963	21,955	26,653	29,991	224,331
	$107,339	$150,840	$84,362	$42,434	$63,792	$448,767
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
The following table reflects the changes in our contract assets and liabilities:

	January 28, 2023	April 30, 2022	Dollar Change	Percent Change
Contract assets	$36,098	$41,687	$(5,589)	(13.4)%
Contract liabilities - current	97,703	90,393	7,310	8.1
Contract liabilities - noncurrent	12,674	10,998	1,676	15.2

The changes in our contract assets and contract liabilities from April 30, 2022 to January 28, 2023 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for the nine months ended January 28, 2023.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

January 28, 2023
Balance as of April 30, 2022	$26,346
New contracts sold	35,319
Less: reductions for revenue recognized	(32,406)
Foreign currency translation and other	(128)
Balance as of January 28, 2023	$29,131
Contracts in progress identified as loss contracts as of January 28, 2023 and as of April 30, 2022 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the nine months ended January 28, 2023, we recognized revenue of $81,966 related to our contract liabilities as of April 30, 2022.
Remaining performance obligations
As of January 28, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $491,345. Remaining performance obligations related to product and service agreements at January 28, 2023 were $429,097 and $62,248, respectively. We expect approximately $430,602 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales:
Commercial	$49,967	$40,095	$127,132	$107,339
Live Events	67,748	39,057	193,370	150,840
High School Park and Recreation	28,312	23,721	106,127	84,362
Transportation	17,578	15,823	53,797	42,434
International	21,370	20,862	63,908	63,792
	184,975	139,558	544,334	448,767

Gross profit:
Commercial	10,547	8,239	21,565	22,862
Live Events	14,405	3,094	26,174	17,261
High School Park and Recreation	7,555	6,958	29,343	27,216
Transportation	5,534	4,108	15,456	12,263
International	3,672	(91)	6,673	7,158
	41,713	22,308	99,211	86,760

Operating expenses:
Selling	12,908	12,735	41,866	37,012
General and administrative	9,861	8,328	27,989	24,100
Product design and development	7,250	6,925	21,655	21,283
Goodwill impairment	4,576	—	4,576	—
	34,595	27,988	96,086	82,395
Operating income (loss)	7,118	(5,680)	3,125	4,365

Nonoperating (expense) income:
Interest (expense) income, net	(398)	56	(721)	134
Other expense, net	(1,380)	(793)	(2,335)	(2,613)
Income (loss) before income taxes	$5,340	$(6,417)	$69	$1,886

Depreciation and amortization:
Commercial	$927	$646	$2,564	$1,949
Live Events	1,534	1,275	4,727	3,860
High School Park and Recreation	452	318	1,174	1,096
Transportation	163	136	416	402
International	608	703	1,719	2,181
Unallocated corporate depreciation	634	677	1,943	2,056
	$4,318	$3,755	$12,543	$11,544
No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales:
United States	$161,467	$112,389	$474,048	$374,692
Outside United States	23,508	27,169	70,286	74,075
	$184,975	$139,558	$544,334	$448,767

	January 28, 2023	April 30, 2022
Property and equipment, net of accumulated depreciation:
United States	$65,073	$58,643
Outside United States	8,722	8,122
	$73,795	$66,765
We have numerous customers worldwide for sales of our products and services, and no customer accounted for 10 percent or more of net sales for the three and nine months ended January 28, 2023 and January 29, 2022; therefore, we are not economically dependent on a limited number of customers for the sale of our products and services.
We have numerous raw material and component suppliers, and no supplier accounts for 10 percent or more of our cost of sales; however, we have a complex global supply chain subject to geopolitical and transportation risks and a number of single-source suppliers that could limit our supply or cause delays in obtaining raw materials and components needed in manufacturing.
Note 6. Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the nine months ended January 28, 2023 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2022	$2,296	$3,349	$68	$2,214	$7,927
Foreign currency translation	(15)	(109)	(15)	81	(58)
Goodwill impairment	(2,281)	—	—	(2,295)	(4,576)
Balance as of January 28, 2023	$—	$3,240	$53	$—	$3,293
We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
We performed our annual impairment test on October 30, 2022 and concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded an impairment charge as noted in the above table. We determined the fair value of the reporting units based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value include the weighted average cost of capital and financial forecasts. The recognized impairment was primarily a result of our weighted average cost of capital being notably higher, which was driven by strains on our liquidity caused by disrupted supply chains and geopolitical conditions that have given ongoing logistics challenges to certain large projects. As a result the present value of our future cash flows was lower, which caused the $4,576 impairment charge. Based on our annual impairment test, we concluded that the fair value of the Commercial and Transportation reporting units exceeded their respective carrying values and concluded no goodwill impairment existed for those reporting units.
Note 7. Financing Agreements

We have a $35,000 line of credit which expires in April 2025. On January 23, 2023, we entered into an agreement to temporarily expand the line of credit by $10,000 through May 1, 2023. As of January 28, 2023, $23,638 had been advanced under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $7,516. As of January 28, 2023, we were in compliance with our financial covenants.
As of January 28, 2023, we had $616 of bank guarantees or other financial instruments for display installations issued by another bank and secured by a restricted cash deposit. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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
On December 21, 2022, a putative class action lawsuit captioned Settles, et al. v. Daktronics, Inc., et al., Case No. 22-cv-10793 (“Securities Action”) was filed against the Company and two of its officers in the U.S. District Court for the Southern District of New York. The Securities Action asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 10, 2022 through December 6, 2022. We are still evaluating the complaint, which is subject to amendment, but based on current knowledge we believe that the claims are without merit. We believe the likelihood of loss is remote. Accordingly, no accrual has been made.
Warranties: Changes in our warranty obligation for the nine months ended January 28, 2023 consisted of the following:

January 28, 2023
Beginning accrued warranty obligations	$28,878
Warranties issued during the period	9,423
Settlements made during the period	(8,251)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	164
Ending accrued warranty obligations	$30,214
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of January 28, 2023, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $7,516, $616 and $63,312, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of January 28, 2023, we were not aware of any indemnification claim from a customer.
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

Under GAAP, we are required to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as in determining the amount of such allowances. We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that we will be able to realize the value of the deferred tax assets. We evaluate all significant available positive and negative evidence as part of our analysis, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. The underlying assumptions we use in forecasting future taxable income requires significant judgment and takes into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in our results of operations. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rate for the three months ended January 28, 2023 was a tax rate of 30.5 percent, as compared to an effective tax rate of 32.2 percent for the three months ended January 29, 2022. For the nine months ended January 28, 2023, our effective tax rate was significantly impacted by the recording of a full valuation allowance on deferred tax assets during the second quarter of fiscal 2023 related to GAAP accounting for income taxes and related information. For the nine months ended January 29, 2022, our effective tax was 9.4 percent. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.
If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on net deferred tax assets will be accounted for as a reduction of income tax expense. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.
We operate both domestically and internationally and, as of January 28, 2023, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of January 28, 2023, we had $361 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement
The following table sets forth by Level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 28, 2023 and April 30, 2022 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 28, 2023
Cash and cash equivalents	$10,022	$—	$—	$10,022
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government sponsored entities	—	530	—	530
Derivatives - liability position	$—	$(6)	$—	$(6)
	$10,730	$524	$—	$11,254
Balance as of April 30, 2022
Cash and cash equivalents	$17,143	$—	$—	$17,143
Restricted cash	865	—	—	865
Available-for-sale securities:
US Government securities	3,486	—	—	3,486
US Government sponsored entities	—	534	—	534
Derivatives - asset position	—	934	—	934
Derivatives - liability position	—	(311)	—	(311)
	$21,494	$1,157	$—	$22,651
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 30, 2022, to and including January 28, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the uncertainties related to market conditions and entry into a financing transaction; the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; the Company’s ability to finalize or fully execute actions and steps that would be probable of mitigating the existence of “substantial doubt” regarding the Company’s ability to continue as a going concern; the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; our ability to obtain additional financing on terms favorable to us, or at all; any future goodwill impairment charges; and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended July 30, 2022 and October 29, 2022 filed with the Securities and Exchange Commission, as well as other publicly available information about the Company.
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
CURRENT CONDITIONS
Over much of the past calendar year, demand for our products and services increased significantly while at the same time our capacity was constrained due to significant and unusual part shortages, a challenging labor environment, and operating disruptions from COVID-19 related absences and the shutdown of our facilities in Shanghai, China due to a government mandated COVID-19 zero tolerance policy. Through this time, we also experienced increased input costs for materials, commodities, personnel, freight, and tariffs. We were specifically impacted by the global shortage of semiconductors and related electronic components. Although supply chain disruptions have started to ease, supply chain disruptions continue as a result of several factors, including the pandemic lockdowns, shipping container shortages, labor shortages, war and other conflicts, and changes in global demand.

In addition, there continues to be certain risk related to the movement of materials globally. Geopolitical events and pandemic related risks remain high and could cause disruptions in our globally dispersed supplier base. Also, the movement of materials is impacted throughout the United States because of a number of factors including: the expiration of the International Longshore and Warehouse Union (ILWU) contract with the Pacific Maritime Association on July 1, 2022. While negotiations are in process, a strike or work slow-down mandate is possible. This would have a negative impact on the movement of material through west coast ports. We continue to monitor the dispute between the country’s Class 1 railroads and twelve rail unions. The U.S. administration signed a tentative agreement into law on Dec 2, 2022, effectively forcing the unions back to work. Rank and file workers are threatening an illegal, but not unprecedented wildcat strike. And finally, the UPS contract with its driver’s union expires in July 2023. While a strike is not expected at this time, the driver’s union did strike for two weeks in 1997. UPS is our largest small package carrier. To alleviate risks, we are actively working to move business to other small package carriers, to hopefully minimize any negative impact if a UPS driver's union strike occurs.

Macroeconomic events, including the possibility of sustained high inflation, tightening financial conditions, and the potential for higher interest rates, could increase the likelihood of deteriorating global economic conditions. We also expect impacts to global economic conditions in reaction to the evolving war in Ukraine and the current geopolitical environment. These conditions could impact the growth rate of our business and availability of our parts supply. Conditions and disruptions have and will likely continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs, and it is likely these conditions will have a negative impact in the remainder of fiscal 2023 and into fiscal 2024.
We cannot predict the length or severity of these conditions.
Due to this volatility and risks, we have taken a number of actions. To support our high backlog and expectation of continued order demand and manage through the uncertainties in the supply chain, we increased our inventory planning horizons and have purchased and carried higher quantities of inventory. While we have added more inventory for fulfillment, our production and schedules have been disrupted over the past year, creating changes in the timing of payments from our customers. These conditions created an increased consumption of cash.
As supply chain conditions ease, we expect our inventory levels to continue to decline to more normalized levels through production and reductions in purchases; however, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures.
We have responded to input cost increases by increasing pricing through the last half of fiscal 2022 and implementing additional increases at the beginning of fiscal 2023. We also use pricing policies and opportunity evaluations across markets to manage price levels. We will continue to monitor our supply chains and our marketplaces and adapt our pricing methodologies as we see appropriate to remain profitable and competitive. We have also allocated resources to redesigns of certain products to provide the ability to source available components which increases the robustness of our fulfillment.
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

The Board of Directors formed an independent Strategy and Financing Review Committee in December 2022 to address the Company's near-term credit needs and to examine alternatives for strengthening the Company's longer-term financial structure and liquidity profile. The Committee retained financial and legal advisors to assist it with its activities. We are pursuing additional liquidity through various means from potential financing sources, including but not limited to obtaining financing secured by a mortgage on our facilities, a sales-leaseback transaction, leasing property and equipment, longer term asset based lending structures, and junior capital. Because these plans are not finalized and are subject to market conditions and restrictions from our existing financing agreements that are not within our control, they cannot be deemed probable. As a result, we have concluded that our plans do not alleviate substantial doubt about our ability to continue as a going concern.
We are monitoring these situations, but it is difficult and uncertain to predict the level of impact they may have on our supply chain, our costs, our liquidity, and our financial condition and results of operations.
For additional information, refer to the COVID-19 and raw material and component related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JANUARY 28, 2023 AND JANUARY 29, 2022
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
Our product order backlog as of January 28, 2023 was $429.1 million as compared to $353.3 million as of January 29, 2022 and $471.6 million at April 30, 2022. The increase of $75.8 million between January 28, 2023 and January 29, 2022 was driven by record order volume and softer conversions to sales due to supply challenges.
We expect to fulfill the backlog as of January 28, 2023 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions.

Net Sales
The following table shows information regarding net sales for the three months ended January 28, 2023 and January 29, 2022:

	Three Months Ended
(in thousands)	January 28, 2023	January 29, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$49,967	$40,095	$9,872	24.6%
Live Events	67,748	39,057	28,691	73.5
High School Park and Recreation	28,312	23,721	4,591	19.4
Transportation	17,578	15,823	1,755	11.1
International	21,370	20,862	508	2.4
	$184,975	$139,558	$45,417	32.5%
Orders: (1)
Commercial	$28,737	$47,012	$(18,275)	(38.9)%
Live Events	61,011	79,478	(18,467)	(23.2)
High School Park and Recreation	28,097	35,884	(7,787)	(21.7)
Transportation	13,525	20,810	(7,285)	(35.0)
International	17,005	31,605	(14,600)	(46.2)
	$148,375	$214,789	$(66,414)	(30.9)%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the fiscal 2023 third quarter, net sales were $185.0 million, an increase of $45.4 million from net sales in the prior year's third quarter. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented in late fiscal year 2022 and beginning of fiscal year 2023. We have seen stabilizing and improving supply chain conditions and have invested in automated machinery and equipment and in labor capacity to increase the rate of conversion of orders into sales, creating more throughput in our factories.
Order volume decreased in the third quarter of fiscal 2023 from the prior year's third quarter as orders in the year-earlier were driven by pent-up demand after COVID, which was unusual and was not expected to be repeated in fiscal 2023. Orders decreased in International in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to a weakening economic outlook relating to inflationary pressures, geopolitical events, and currency headwinds.
Gross Profit and Contribution Margin

	Three Months Ended
	January 28, 2023		January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$10,547	21.1%	$8,239	20.5%
Live Events	14,405	21.3	3,094	7.9
High School Park and Recreation	7,555	26.7	6,958	29.3
Transportation	5,534	31.5	4,108	26.0
International	3,672	17.2	(91)	(0.4)
	$41,713	22.6%	$22,308	16.0%

The increase in gross profit percentage for the third quarter of fiscal 2023 was primarily due to our strategic pricing changes made in the 2022 calendar year and continuing throughout fiscal year 2023, and because of fewer supply chain and operational disruptions during the third quarter of fiscal 2023. These price changes are just beginning to be realized through sales during the third quarter of fiscal 2023. We continue to intensely monitor our production capabilities, inflation's impact on material prices and labor, and supply conditions in the ever-evolving geopolitical and global economic environment to ensure we quickly adjust our resources and product pricing to protect our margins and grow our profitability.
Total warranty costs as a percent of sales for the three months ended January 28, 2023 compared to the same period one year ago decreased to 1.7 percent from 2.4 percent.

	Three Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$6,684	13.4%	$2,363	54.7%	$4,321	10.8%
Live Events	12,109	17.9	11,562	2113.7	547	1.4
High School Park and Recreation	4,373	15.4	435	11.0	3,938	16.6
Transportation	4,443	25.3	1,206	37.3	3,237	20.5
International	1,196	5.6	3,666	148.4	(2,470)	(11.8)
	$28,805	15.6%	$19,232	200.9%	$9,573	6.9%
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
Contribution margin for the fiscal quarter ended January 28, 2023 was positively impacted by the previously discussed sales levels and impacts on gross profit. We have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels. Our order volume is directly associated with our marketing and sales expenses.
The following table reconciles non-GAAP contribution margin to GAAP operating income (loss):

	Three Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$28,805	15.6%	$19,232	200.9%	$9,573	6.9%
General and administrative	9,861	5.3	1,533	18.4	8,328	6.0
Product design and development	7,250	3.9	325	4.7	6,925	5.0
Goodwill impairment	4,576	2.5	4,576	—	—	—
Operating income (loss)	$7,118	3.8%	$12,798	225.3%	$(5,680)	(4.1)%
General and administrative expenses in the third quarter of fiscal 2023 increased as compared to the same period one year ago primarily due to increases in professional fees related to legal fees and accounting and auditing services.
Product design and development expenses in the third quarter of fiscal 2023 remained relatively flat as compared to the same period one year ago.

As described within "Note 6. Goodwill" to the Condensed Consolidated Financial Statements included in this Report, we performed our annual goodwill impairment test and concluded that the carrying value of the International and Live Events reporting units exceeded their respective fair values. Consequently, we recorded a $4.6 million non-cash goodwill impairment charge, which contributed to the increase in operating expenses.
Other Income and Expenses

	Three Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(398)	(0.2)%	$(454)	(810.7)%	$56	—%
Other expense, net	$(1,380)	(0.7)%	$(587)	74.0%	$(793)	(0.6)%
Interest (expense) income, net: The change in interest income and expense, net for the third quarter of fiscal 2023 compared to the same period one year ago was primarily due to utilizing our line of credit during the 2023 third quarter.
Other expense, net: The change in other expense, net for the third quarter of fiscal 2023 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income Taxes
Our effective tax rate for the third quarter of fiscal 2023 was 30.5 percent as compared to an effective tax rate of 32.2 percent for the third quarter of fiscal 2022.

RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED JANUARY 28, 2023 AND JANUARY 29, 2022
Net Sales
The following table shows information regarding net sales for the nine months ended January 28, 2023 and January 29, 2022:

	Nine Months Ended
(in thousands)	January 28, 2023	January 29, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$127,132	$107,339	$19,793	18.4%
Live Events	193,370	150,840	42,530	28.2
High School Park and Recreation	106,127	84,362	21,765	25.8
Transportation	53,797	42,434	11,363	26.8
International	63,908	63,792	116	0.2
	$544,334	$448,767	$95,567	21.3%
Orders: (1)
Commercial	$119,126	$143,699	$(24,573)	(17.1)%
Live Events	193,763	169,665	24,098	14.2
High School Park and Recreation	97,574	107,246	(9,672)	(9.0)
Transportation	45,812	56,854	(11,042)	(19.4)
International	45,130	82,778	(37,648)	(45.5)
	$501,405	$560,242	$(58,837)	(10.5)%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the first nine months of fiscal 2023, net sales were $544.3 million, an increase of $95.6 million from the prior year's first nine-month period. The year-over-year growth was driven by fulfilling orders in backlog and continued order bookings. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented in late fiscal year 2022 and beginning of fiscal year 2023. We have seen stabilizing and improving supply chain conditions and have invested in automated machinery and equipment and in labor capacity to increase the rate of conversion of orders into sales, creating more throughput in our factories.
Order volume decreased in the first nine months of fiscal 2023 from the prior year's nine-month period. Fiscal 2022 saw a record number of orders from pent-up demand after COVID, and orders for fiscal 2023 continue to be strong. Order bookings in the first nine months of fiscal 2023 were strong in multiple sports venues in the Live Events unit. International markets have seen some softening in demand through the first nine months of fiscal 2023 due to the inflationary environment and geopolitical events.

Gross Profit and Contribution Margin

	Nine Months Ended
	January 28, 2023		January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$21,565	17.0%	$22,862	21.3%
Live Events	26,174	13.5	17,261	11.4
High School Park and Recreation	29,343	27.6	27,216	32.3
Transportation	15,456	28.7	12,263	28.9
International	6,673	10.4	7,158	11.2
	$99,211	18.2%	$86,760	19.3%
The decline in overall gross profit percentage in the nine months ended January 28, 2023 was primarily impacted by inflationary challenges in materials, freight, and personnel related costs, partially offset by the realization of pricing increases beginning in the third quarter of fiscal 2023. In addition, extraordinary supply chain disruptions in the first half of the year, including the mandated Shanghai factory closure, created intermittent work stoppages and factory inefficiencies, adding additional costs to meet customer commitments, especially in the Live Events business unit. We also recorded a $0.3 million provision for estimated losses on contracts in progress during the nine months ended January 28, 2023.
Total warranty costs as a percent of sales for the nine months ended January 28, 2023 compared to the same period one year ago increased to 2.0 percent from 1.6 percent. We recognized warranty expense of $1.0 million in the second quarter of fiscal 2023 for probable and reasonable estimated costs to remediate a component and manufacturing quality issue discovered during the nine months ended January 28, 2023.

	Nine Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$8,803	6.9%	$(2,444)	(21.7)%	$11,247	10.5%
Live Events	18,297	9.5	8,098	79.4	10,199	6.8
High School Park and Recreation	19,392	18.3	853	4.6	18,539	22.0
Transportation	12,412	23.1	2,811	29.3	9,601	22.6
International	(1,559)	(2.4)	(1,721)	(1062.3)	162	0.3
	$57,345	10.5%	$7,597	15.3%	$49,748	11.1%
Contribution margin in the nine months ended January 28, 2023 was impacted negatively primarily by the previously discussed increases in input costs and labor costs and supply chain disruptions on productivity as noted in the impacts on gross profit. Selling expenses have increased as we have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels.

The following table reconciles non-GAAP contribution margin to GAAP operating loss:

	Nine Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$57,345	10.5%	$7,597	15.3%	$49,748	11.1%
General and administrative	27,989	5.1	3,889	16.1	24,100	5.4
Product design and development	21,655	4.0	372	1.7	21,283	4.7
Goodwill impairment	4,576	0.8	4,576	—	—	—
Operating income	$3,125	0.6%	$(1,240)	(28.4)%	$4,365	1.0%
General and administrative expenses in the first nine months of fiscal 2023 increased as compared to the same period one year ago primarily due to $2.1 million professional fees relating to legal, accounting and auditing services, and for other personnel related expenses.
Product design and development expenses in the first nine months of fiscal 2023 remained relatively flat as compared to the same period one year ago.
Increased revenue offset by lower margins led to higher operating income for the first nine months of fiscal 2023 compared to the prior year nine-month period.
We performed our annual goodwill impairment test and concluded that the carrying value of the International and Live Events reporting units exceeded their respective fair values. Consequently, we recorded a $4.6 million non-cash goodwill impairment charge, which contributed to the increase in operating expenses.
Other Income and Expenses

	Nine Months Ended
	January 28, 2023				January 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(721)	(0.1)%	$(855)	(638.1)%	$134	—%
Other expense, net	$(2,335)	(0.4)%	$278	(10.6)%	$(2,613)	(0.6)%
Interest (expense) income, net: The change in interest income and expense, net for the first nine months of fiscal 2023 compared to the same period one year ago was primarily due to utilizing our line of credit during the 2023 first nine months for our strategic investments in inventory.
Other expense, net: The change in other expense, net for the first nine months quarter of fiscal 2023 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income Taxes
For the nine months ended January 28, 2023, our effective tax rate was significantly impacted by the recording of a full valuation allowance on deferred tax assets during the second quarter of fiscal 2023 related to GAAP accounting for income taxes and related information. For the nine months ended January 29, 2022, our effective tax was 9.4 percent. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	January 28, 2023	January 29, 2022	Dollar Change
Net cash (used in) provided by:
Operating activities	$(9,487)	$(25,464)	$15,977
Investing activities	(20,947)	(19,926)	(1,021)
Financing activities	23,498	(3,391)	26,889
Effect of exchange rate changes on cash	(342)	98	(440)
Net decrease in cash, cash equivalents and restricted cash	$(7,278)	$(48,683)	$41,405
Cash decreased by $7.3 million for the first nine months of fiscal 2023 compared to a decrease of $48.7 million in the first nine months of fiscal 2022. The use of cash in the first nine months of fiscal 2023 is primarily due to investments in inventory required to support the conversion of increased backlog and strong order bookings into sales and as a strategy to add stability to our manufacturing processes during this time of supply chain disruptions. The decrease in cash was also due to investing in capital assets for increased capacity and automation and loans to affiliated entities. We utilized our line of credit financing to support these uses of cash.
Net cash used in operating activities: Net cash used in operating activities was $9.5 million for the first nine months of fiscal 2023 compared to net cash used in operating activities of $25.5 million in the first nine months of fiscal 2022. The difference between net cash used in operating activities in the first nine months of fiscal 2023 compared to net cash used in operating activities in the first nine months of fiscal 2022 was primarily the result of changes in net operating assets and liabilities and the result of having a net loss in the first nine months of 2023 compared to net income in the first nine months of 2022.
The changes in net operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 28, 2023	January 29, 2022
(Increase) decrease:
Accounts receivable	$(15,753)	$(29,015)
Long-term receivables	1,265	205
Inventories	(30,346)	(37,116)
Contract assets	5,653	(7,534)
Prepaid expenses and other current assets	6,176	(5,465)
Income tax receivables	(2,653)	(1,696)
Investment in affiliates and other assets	(581)	(29)
Increase (decrease):
Accounts payable	(2,921)	21,429
Contract liabilities	9,196	15,781
Accrued expenses	(1,220)	3,177
Warranty obligations	(623)	916
Long-term warranty obligations	1,958	298
Income taxes payable	(150)	(239)
Long-term marketing obligations and other payables	793	(1,712)
	$(29,206)	$(41,000)

Net cash used in investing activities: Net cash used in investing activities totaled $20.9 million in the first nine months of fiscal 2023 compared to net cash used in investing activities of $19.9 million in the first nine months of fiscal 2022. Purchases of property and equipment totaled $21.8 million in the first nine months of fiscal 2023 compared to $10.0 million in the first nine months of fiscal 2022. Purchases of equity and loans to affiliates accounted for by the equity investment method totaled $3.2 million in the first nine months of fiscal 2023 as compared to $6.7 million in the first nine months of fiscal 2022.
Net cash provided by (used in) financing activities: Net cash provided by financing activities was $23.5 million for the nine months ended January 28, 2023 due to draws on our line of credit compared to cash used by financing activities of $3.4 million for other investing activities in the first nine months of fiscal 2022.
Other Liquidity and Capital Resources Discussion: The timing and amounts of working capital changes, dividend payments, stock repurchases, capital spending, profitability, and investments in affiliates impact our liquidity. Our cash needs are funded through a combination of cash flow from operations and borrowings under bank credit agreements.
We believe the audiovisual industry fundamentals will drive long-term growth for our business; however, our customers may reduce their spend on audiovisual systems and related services because of the impacts of global economic conditions, business implications of COVID-19, supply chain challenges, and war and geopolitical situations. Resulting supply chain disruptions and inflationary challenges in materials, freight and personnel related costs are also likely to continue, yet have eased during this past quarter. These conditions likely will continue to cause volatility in our cash flow, pricing, order volumes, lead-times, competitiveness, revenue cycles, and production costs. We are proactively monitoring and adjusting our business operations for these factors.
To improve operations and cash flows, we have increased prices of our goods and services. We have also increased investment in inventory levels to add production stability to our production processes to fulfill backlog, and we are focused on reducing these levels as supply chains stabilize. We also continue to selectively invest in property and equipment to expand our capacity and add automation. Our ability to fund inventory levels, operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. $35.0 million of our credit facility expires in April 2025 and $10.0 million expires in May 2023, and it requires us to comply with certain covenants.
Although supply chain disruptions have started to ease and we expect our inventory levels to decline, we cannot be certain we will not experience future disruptions or need additional liquidity to fund inventory levels, operations, and capital expenditures. We plan to obtain additional liquidity to meet our obligations as they come due in the 12 months following the date of this Report, and we cannot be assured that such liquidity will be available or the form of such liquidity, such as equity raises or debt financing. Although we are in the process of obtaining additional liquidity through various means, including but not limited to obtaining financing secured by a mortgage on our facilities, a sales-leaseback transaction, leasing property and equipment, and continued focus on reducing working capital, these plans are not finalized and are subject to market conditions that are not within our control. See "Note 1. Basis of Presentation - Liquidity and Going Concern" of the Notes to our Condensed Consolidated Financial Statements included in this Report.
Working capital was $129.4 million and $103.9 million as of January 28, 2023 and April 30, 2022, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided or used by operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cashflows. We expect to use cash in operations as our business returns and exceeds pre-pandemic levels and due to longer planning horizons and volatility in supply chains. While these conditions continue, we plan to carry higher quantities of inventory and anticipate changes in the timing of payments from our customers as we work through different disruptions and fulfill our backlog.
We have $35.0 million line of credit of which expires in April 2025. On January 23, 2023, we entered into the seventh amendment (the "Amendment") to the credit facility to, among other things, increases the maturity of a $10.0 million portion of the line of credit through May 1, 2023. We had $23.6 million advanced on our line of credit and $7.5 million used to secure letters of credit as of January 28, 2023. As of January 28, 2023, there was $13.9 million available to advance on the line of credit.

The credit agreement and amendments require us to be in compliance with certain financial ratios, including a covenant to maintain the ratio of interest-bearing debt to earnings before income taxes, depreciation, and amortization at less than 4.0 for the fiscal quarter ending January 28, 2023, 3.50 for the fiscal quarter ending April 29, 2023, and 3.00 for each fiscal quarter thereafter. A minimum fixed charge coverage ratio must be met of at least 1.50 to 1 for the fiscal quarter ending January 28, 2023, and at 1.25 for any fiscal quarter thereafter. On January 23, 2023, we entered into the Amendment to our credit agreement. The Amendment, among other things, extended the maturity of $10.0 million of the $45.0 million of the credit facility through May 1, 2023, increased the rate of interest to 3.35% plus the secured overnight financial rate, and revised certain definitions and covenants (refer to "Note 7. Financing Agreements" to the Condensed Consolidated Financial Statements included in this Report). As of January 28, 2023, we were in compliance with these covenants. Based on future projections, we expect to be in compliance with these covenants through the next fiscal year; however, with the uncertainty and volatility in the supply chain, the sensitivity of the covenants in the credit agreement, as amended, and our current going concern condition, we cannot be certain we will remain in compliance with the covenants. If we violate a covenant and cannot obtain a waiver from the bank providing the credit facility, we would need to seek additional debt or equity financing.
We had $10.1 million of retainage on long-term contracts included in receivables and contract assets as of January 28, 2023, which has an impact on our liquidity. We expect to collect these amounts within one year.
We are sometimes required to obtain bank guarantees or other financial instruments for display installations, and we utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of January 28, 2023, we had $0.6 million of such instruments outstanding.
We are sometimes required to obtain performance bonds for display installations; we have a bonding line available through surety companies for an aggregate of $190.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 28, 2023, we had $63.3 million of bonded work outstanding.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $28.8 million for fiscal 2023. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $1.3 million over the next fiscal year in our current affiliates, which required approval under our credit agreement.
We may repurchase shares of our common stock from time to time in open market purchases, private transactions or other transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management; will be dependent on market conditions, applicable securities laws and other factors; and may be suspended or discontinued at any time. During the three months ended January 28, 2023, we repurchased no shares of common stock.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes in our exposure to these risks during the first nine months of fiscal 2023.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of January 28, 2023, which is the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date, our disclosure controls and procedures were not effective, at a reasonable assurance level, because of the previously reported material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In making this assessment, management used the criteria set forth in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the material weakness in our internal control, as described below under the section entitled “Remediation Plan”.
Material Weakness in Internal Control Over Financial Reporting
In Part 1, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022, which was filed with the Securities and Exchange Commission on December 13, 2022, management concluded that our internal control over financial reporting was not effective as of October 29, 2022. In the evaluation, management identified a material weakness in internal control related to (a) the failure to timely communicate the result of our going concern assessment to all appropriate internal parties necessary, which led to us not considering the impact of the going concern assessment on the valuation of our deferred tax assets and (b) management not appropriately designing its going concern policy control to contemplate evaluating the income tax implications when reaching a substantial doubt going concern conclusion. The material weaknesses did not result in any uncorrected misstatements in the unaudited condensed consolidated financial statements during this period, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.
Remediation Plan
In response to the material weakness described above, we are in the process of remediating the deficiencies by:
1.Implementing a policy and practice that our going concern analysis is communicated and provided to appropriate members of the organization, including employees in our tax department, so they can consider the impacts of our going concern conclusion.
2.Implementing a control activity that considers results of our going concern analysis when determining the valuation of deferred taxes and other reporting and disclosures when preparing our financial statements.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. We will not be able to fully remediate these material weaknesses until management has determined through testing that the controls have been operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting
Besides the remediation items noted above, there were no changes during the quarter ended January 28, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On December 21, 2022, a putative class action lawsuit captioned Settles, et al. v. Daktronics, Inc., et al., Case No. 22-cv-10793 (“Securities Action”) was filed against the Company and two of its officers in the U.S. District Court for the Southern District of New York. The Securities Action asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 10, 2022 through December 6, 2022. We are still evaluating the complaint, which is subject to amendment, but based on current knowledge we believe that the claims are without merit. We believe the likelihood of loss is remote. Accordingly, no accrual has been made.
Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended January 28, 2023, we did not repurchase any shares of our common stock.
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

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed on January 30, 2023).
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

10.7
Amendment to Credit Agreement and Revolving Note dated as of August 16, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on August 18, 2022).

10.8
Amendment to Credit Agreement and Revolving Note dated as of October 31, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 1, 2022).

10.9
Sixth Amendment to Credit Agreement dated as of December 9, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on December 13, 2022).

10.10
Seventh Amendment to Credit Agreement dated as of January 23, 2023 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on January 25, 2023).

10.11
Security Agreement dated as of August 28, 2020 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 10-Q of Daktronics, Inc. filed on August 28, 2020).

10.12	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).
10.13	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).
10.14	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).
10.15	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).
10.16	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).
10.17	Cooperation Agreement dated July 23, 2022 by and between the Company and Prairieland Holdco, LLC (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
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

Date: March 13, 2023