Form 10-K
period 2023-04-29
DAKTRONICS INC /SD/
filed 2023-07-12
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 29, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at October 29, 2022 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $159,867,118. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding common stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.
The number of shares of the Registrant’s common stock outstanding as of June 30, 2023 was 45,703,283.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED April 29, 2023

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times and supply chain disruptions; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders, including as a result of the COVID-19 pandemic caused by the coronavirus; (xvi) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic; (xvii) uncertainties related to market conditions and entry into financing transactions; (xviii) the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; (xix) our financing plans and ability to maintain adequate liquidity; (xx) the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; (xxi) our ability to obtain additional financing on terms favorable to us, or at all; and (xxii) any future goodwill impairment charges. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.
PART I.
Item 1. BUSINESS
Business Overview
Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.
We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly-traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to a world leader in the display industry. We currently employ 2,734 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006 telephone 605-692-4200. Our Internet address is https://www.daktronics.com.
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
Products and Technologies
The two principal components of our systems are the display and the control system, which manages the operation of the display. We produce displays varying in complexity, size and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed. The control system is comprised of various combinations of computer hardware, video processing hardware and software products designed to compile information provided by the operator and other integrated sources to display information, graphics, video or animation on the displays. We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.
Our products are comprised of the following product families:
•Video displays/video walls
•Scoreboards and timing systems
•Message displays
•ITS (intelligent transportation systems) dynamic message signs
•Mass Transit displays
•Sound systems
•Digital billboards
•Digital street furniture
•Digit and price displays
•Indoor dynamic messaging systems and indoor liquid crystal display ("LCD") signs
•Software and controllers including Venus® Control Suite, Show Control Studio and Show Control Live
Each of these product families is described below:
Video Displays/Video Walls. These displays are comprised of a large number of full-color pixels capable of showing various levels of video feeds, pre-rendered graphics and animated content with Real Time Data capabilities. These displays include red, green and blue LEDs arranged in various combinations to form pixels. The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED technology.
We offer a broad range of indoor and outdoor LED video displays with these varying features. Examples of offerings include centerhung displays, landmark displays, video walls, ribbon board displays, hanging banners, roadside displays, digital billboards, corporate office entrance displays, conference room displays, control room displays, and video displays designed for arenas, stadiums, retail stores, restaurants, malls, transportation hubs and other similar indoor facilities.
Video displays provide content to serve as a revenue generation source through advertising or as an information and communication medium (such as scoring, statistics, wayfinding, advertising, and control center information), or to provide interior design elements to create luxurious space to feature digital art.
The control components for video displays in live event applications include our Show Control Software Suite, proprietary digital media players and video processors. These control components provide advanced capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate an entire network of displays within a venue from a single, intuitive control interface. Its features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a venue.
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

Digital Billboards. Our line of digital billboards offers a unique display solution for the Out-of-Home (“OOH”) advertising industry. The products are used to display images which change at regular intervals. These systems include many features unique to the outdoor advertising market, such as our patented mounting system, self-adjusting brightness, optimized energy consumption, and enhanced network security.
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
Indoor Dynamic Messaging Systems and LCD screens. Our ADFLOW DMS™ systems include indoor networked solutions for retailers, convenience stores and other businesses. These solutions, using either LED or LCD technologies, allow customers to broadcast advertising campaigns and other information through the software, media players and visual hardware.
Software and Controllers including Venus® Control Suite. The Venus® Control Suite is our platform for scheduled control capability. It can be used in any application where the intended message is created in advance and scheduled to play at a predetermined time. It is available in an on-premise or hosted cloud-based configuration and is capable of supporting a single display or scaling to support many displays. For applications that require both scheduled content and live video or real time content, a control solution can combine the capabilities of Venus® Control Suite with the capabilities of the Show Control Software Suite to create a powerful solution that enables customers to easily manage content on their displays. Content includes media, scoring, timing, statistics, advertising, way-finding information, playback loops and entertainment type visualizations.
Our Show Control Suite is an easy-to-use and powerful integrated solution to achieve a dynamic, seamless and fully immersive game-day production. Show Control Studio offers products designed for display control, while Show Control Live is designed for video production.
Raw Materials
Materials used in the production of our video display and control systems are sourced from around the world. Examples of the materials we use in production include LEDs, integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, tariff changes, price changes, war or other geopolitical impacts to trade or transport, or defects in the supplied material or component could have an adverse impact on our business and operations. Our sourcing group is responsible to maintain and implement strategies to mitigate these evolving risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We sometimes prepay for future supply.
Since late fiscal 2021, we have been affected by supply chain disruptions and inflationary pressures stemming from the coronavirus pandemic ("COVID-19"), shipping container shortages, weather events, and the changes in global demand. Specifically, we are impacted by the global inflation and shortage of semiconductors and related electronic components, other materials needed for production, and freight. While supply chain disruptions from these factors have subsided over the last half of fiscal 2023 and we expect infrequent disruptions going forward from these factors, it is reasonably possible that future disruptions could occur that would have a material impact on our business.
Intellectual Property
We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by filing United States and international patent applications to protect technology and improvements that we consider important to the development of our business. This will allow us to pursue infringement claims against competitors for protection due to patent violations. Although we own a number of patents and possess rights under others to which we attach importance, we do not believe that our business as a whole is materially dependent upon any such patents or rights. We also own a number of trademarks that we believe are important in connection with the identification of our products and associated goodwill with customers, but no part of our business materially depends on such trademarks. We also rely on nondisclosure agreements with our employees and agents to protect our intellectual property. Despite these intellectual property protections, there can be no assurance a competitor will not copy the functions or features of our products.
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
Customers
We have a large and diverse worldwide customer base, ranging from local main street business owners, out-of-home companies, and schools to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.
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
Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlight fluctuations caused by seasonality and multimillion dollar projects. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share and future revenues.

Our product order backlog as of April 29, 2023 was $400.7 million as compared to $471.6 million as of April 30, 2022. This decrease in backlog is driven by fulfilling orders from our April 30, 2022 backlog. During fiscal 2022 we had record order volume and muted conversion to sales due to supply chain challenges. Our customers had also placed orders for future deliveries to secure our manufacturing capacity during fiscal 2022.
We expect to fulfill the backlog as of April 29, 2023 within the next 24 months. The timing of backlog may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions.
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
Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements can include certification of country of origin, classification within the various tariff codes and trade agreements; compliance with other specific product or country import/export regulations; and payment of certain import or export tariffs, duties, or taxes.
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
We are subject to regulations restricting the movement and interaction of people and business operations. Countries and states and/or localities in the United States can issue lock down orders impacting the availability of employees, third parties, suppliers, customers, and other services we need to operate our business.
We believe we are in material compliance with government and other regulatory requirements.
Competition
We encounter a wide variety of competitors that vary by product, geographic area, and business unit. Our competitors include both domestic and foreign companies which range in size and product offerings. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or include different service and controller offerings. Some competitors have more capital, governmental funding, supply chain access, and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media, digital and mobile, and fixed display signs.
We believe that our ability to compete depends upon customer centric product and service quality and features, technical expertise, service breadth, and cost-effective solutions.

Research and Development
Our experience in engineering, process design, and product and service design and development capabilities and investments made in affiliates are very important factors in continuing to develop, produce, and offer the most up-to-date digital displays and control system solutions desired by the market.
We invest in our development and our affiliates to increase differentiated product platforms, advance our software architecture and offerings, support customer requirements, advance new competitive narrow pixel and micro-electronic technologies, and advance sustainable technologies and related products.
During the first half of fiscal 2023, our design teams focused on adjusting designs to utilize available components as a strategy to gain stability in our production levels.
During fiscal 2024, we will continue to invest in product design and development to improve our video technology over a wide range of pixel pitches and sustainable technologies for both indoor and outdoor applications and to advance micro-LED devices and placement processes. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points.
Employees and Human Capital Resource Management
Our core values of Honest, Helpful and Humble support our commitment to diversity, equity and inclusion, which leads to our vision of every person at Daktronics being able to contribute their best every day. We seek to recruit, retain, and develop our existing and future workforce for decades-long engagements to build long-term mutual prosperity. We facilitate company-wide teams to inspire a more inclusive culture and achieve company goals through teamwork. We encourage each employee to proactively and continuously build self-awareness, understanding of aspects of diversity, and openness to others’ experiences and perspectives. We also foster and encourage self development and a continuous learning environment to build talent.
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
As of April 29, 2023, we employed approximately 2,441 full-time employees and 293 part-time and temporary employees. Of these employees, approximately 1,121 were in manufacturing, 451 were in sales and marketing, 561 were in customer service, 378 were in engineering and 223 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.
Item 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.
Macroeconomic Risks
Our business is sensitive to global economic conditions, including recessions, inflation, and interest rate fluctuations. Weakened global economic or recessionary conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced downturns and recessions from time to time during which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; increased unemployment; bankruptcies; and overall uncertainty with respect to the economy. These conditions affect consumer and entertainment spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.

These demand fluctuations and various factors may reduce our ability to effectively utilize our capacity and impact our results of operations.
We rely on global supply chains, and inflationary pressures can increase our input costs faster than our ability to raise prices. These could eliminate our ability to sell our products or receive parts and components through our global supply chains.
The rate of interest we pay on our asset-based lending facility with JPMorgan Chase Bank, N.A. is correlated to the Standard Overnight Fund Rate (SOFR), which is determined by governmental policy decisions. Increases in SOFR will increase the rate of any extended borrowing on this facility.
Geopolitical issues, conflicts, governmental actions and other global events could adversely affect our results of operations and financial condition.
Our business is subject to global political issues and conflicts and governmental actions. Such factors can create trade restrictions, increase tariff costs, increase prices for raw materials and components used in our products, increase the cost of sales, decrease demand for our products, or cause other implications to our business operations. These impacts could reduce profitability and could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business, manufacture our products, or obtain raw materials and components for production.
For example, the continuing conflict arising from the invasion of Ukraine by Russia, or tensions between Taiwan, China, the United States or other countries, could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the United States and the international community in a manner that adversely affects our Company, including to the extent that any such actions cause material business interruptions or restrict our ability in these regions to conduct business with certain suppliers or vendors. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.
We face risks related to actual or threatened health epidemics and other outbreaks, which have had and could have a material adverse effect on our operations, liquidity, financial conditions, and financial results.
A serious global pandemic can adversely impact, shock and weaken the global economy. These impacts can amplify other risk factors and could have a material impact on our operations, liquidity, financial conditions, and financial results.
Our business, operations, and financial results have been, and may continue to be, impacted by the COVID-19 pandemic. Impacts on our business include, but are not limited to:
•Inability to meet our customers' demand due to disruptions in our manufacturing caused by delays and disruptions in obtaining certain raw material and other manufacturing components and because of restrictions affecting our ability to conduct work at sites during shutdowns;
•Rapid increases in raw material, components, and personnel related costs and expenses; and
•Rapid declines and increases in demand for our products.
Unexpected events, including natural disasters, weather events, war, terrorist acts, and pandemics, may increase our cost of doing business or disrupt our operations.
We operate manufacturing operations in three locations in the United States - Brookings, South Dakota, Sioux Falls, South Dakota, and Redwood Falls, Minnesota, and we have production facilities in Ireland and China. Unexpected events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results or financial condition.
The occurrence of one or more unexpected events in the United States or in other countries in which we operate may disrupt our operations and the operations of our customers and suppliers. Such events could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects or cause our suppliers not to perform, resulting in parts and component shortages.

Risks Related to Our Business and Industry
We operate in highly competitive markets and face significant competition and pricing pressures. If we are unable to keep up with the rapidly changing product developments and new technologies or if we cannot compete effectively, we could lose market share and orders, which would negatively impact our results of operations.
The electronic display industry is characterized by ongoing product improvement, innovations and development. We compete against products produced in foreign countries and the United States. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, or market new and unique product, service and controller offerings. Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media, digital and mobile, and fixed display signs. To remain competitive, we must anticipate and respond quickly to provide products and services that meet our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively.
We may be unable to protect our intellectual property rights effectively, or we may infringe upon the intellectual property rights of others, either of which may have a material adverse effect on our operating results and financial condition.
We rely on a variety of intellectual property rights we use in our products and services. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In particular, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources even if we ultimately prevail.
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
COVID-19 created constraints on supply chain operations and resulted in component part shortages due to global capacity constraints, such as the current global capacity constraint we have been facing in the supply of component parts, particularly of semiconductor components. In addition, transportation availability has disrupted the timeliness of raw material and component shipments and customer shipments. Such a constraint could cause and has caused lead times for our products to increase.

Cost inflation in, and shortages of, raw materials, components, and related transportation and tariff costs have had and may continue to have a significant impact on our price competitiveness and/or ability to produce our products, which have caused and could continue to cause harm to our sales, financial condition and results of operations.
Cost inflation and shortages of any raw materials and components used to manufacture our products have and may continue to occur due to various factors, such as worldwide demand, natural disasters, logistic disruptions, war and other conflicts, and trade regulations.
Electronic and other components and materials used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social, economic, and geopolitical factors.
If we experience shortages or increases in the prices we pay for raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products at all or on a timely basis, it could negatively affect our business, financial condition or results of operations as such conditions have in the past. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.
During late fiscal 2021, supply chain disruptions began to emerge because of COVID-19, shipping container shortages, winter weather, and changes in global demand. Specifically, we are impacted by the global inflation and shortage of semiconductors and related electronic components, other materials needed for production, and freight. While supply chain disruptions from these factors have subsided over the last half of fiscal 2023 and we expect infrequent disruptions going forward from these factors, it is reasonably possible that future disruptions could occur that would have a material impact on our business.
Trade disruptions between countries could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We monitor for these types of situations and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments.
We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, an interruption, or a material change in our business relationships with our suppliers or in global supply chain conditions has had and could continue to cause a disruption in our supply chains and a substantial increase in the costs of such raw materials and components. Such changes have and could continue to result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end user customers and may result in the loss of sales and end user customers and cause harm to our sales, financial condition, and results of operations.
The performance and financial condition of a supplier may cause us to alter our business terms, cease doing business with a particular supplier, or change our sourcing practices. Our suppliers are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. Our supply chain includes materials that are sourced or packaged directly or indirectly through Taiwan or China suppliers. Geopolitical tensions and shipping disruptions can impact our suppliers ability to deliver components and raw materials.
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
In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders or prepay for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of supply disruptions. If we are unable to use all of the components we have purchased, we may have excess inventory or obsolescence, or increased inventory or carrying costs, which could have an adverse impact on our results of operation or financial condition.

We may fail to continue to attract, develop and retain personnel throughout our business areas, which could negatively impact our operating results.
We depend on qualified employees, including experienced and skilled technical personnel, to design, market, fulfill, and serve our customers. Qualified employees can be in high demand and limited in availability. Our future success and operating results will also depend upon our ability to attract, train, motivate and retain qualified personnel to maintain and grow capacity. Although we intend to continue to provide competitive compensation packages to attract and retain qualified personnel, market conditions for pay levels and availability may negatively impact our operations.
We depend on third parties to complete some of our contracts.
Depending on a contract's scope of work, we may hire third-party subcontractors to perform on-site installation and service-related activities, hire manufacturers of structures or elements of structures related to on-site installations, hire contract manufacturers for certain product lines, or purchase specialty non-display related system elements from other companies. If we are unable to hire qualified subcontractors, find qualified manufacturers for on-site elements, find qualified contract manufacturers, or purchase specialty non-display system elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship, resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.
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
We increase and decrease our production and services capacity and the overhead supporting order fulfillment based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. These underutilization and overbooking capacity risks can potentially decrease our profitability and result in the impairment of certain assets.
The following factors are among those that could complicate capacity planning for market demand:
•changes in the demand for and mix of products that our customers buy;
•our ability scale down or to add and train our manufacturing and services staff in advance of demand changes;
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
Operating results in one or more quarters of a fiscal year may not be indicative of future operating results.
We enter into fixed-price contracts, which could reduce our profits if actual costs exceed estimated costs.
Because of the complexity of many of our client contracts, accurately estimating the cost, scope and duration of a particular contract can be a difficult task. Unanticipated costs that exceed our original estimates may not be recoverable under fixed price contracts. Unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost, shortages or non-availability of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages which would negatively impact our profits. We evaluate changes in estimates on a contract-by-contract basis and disclose significant changes, if material, in the Notes to Consolidated Financial Statements. The cumulative catch-up method is used to account for revisions in estimates.
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
These estimates and assumptions affect the timing and amount of net sales, costs, and profits or losses in applying the principles to contracts with customers under over time method of recording revenue using the cost-to-cost input method; credit losses for accounts receivables and contract assets; the valuation of inventory; estimated amounts for warranty and product maintenance agreement costs; the calculation and valuation of our investments and deferred tax assets; the valuation of our investment in affiliates or unconsolidated subsidiaries; fair value estimates used in goodwill and long-term assets testing; estimating the impact of uncertainties in the application of complex tax laws; and calculating share-based compensation expense. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operations could be adversely affected.
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
The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; to merge or consolidate with another company; to dispose substantially all our assets ; to acquire or purchase a business or its assets; or to sell our assets. Our credit facilities also impose certain financial covenants on us which restrict the level of cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facilities to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 7. Financing Agreements" and "Note 17. Subsequent Events" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
For the foreseeable future, it is anticipated that our cash on hand, marketable securities, cash provided by operating activities, and borrowings under our credit facilities should provide sufficient funds to finance our capital expenditures and working capital needs and otherwise meet operating expenses and debt service requirements. However, if additional capital is required or we are unable to renew our existing credit facilities at all or on a timely basis, there can be no assurance we will be able to obtain such capital when needed or on satisfactory terms.
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
Volatility in our business driven by global economic conditions and supply chain disruptions can have a negative effect on our liquidity and could cause us to express substantial doubt about our ability to continue as a going concern.
Global economic conditions and supply chain disruptions have and will continue to cause volatility in our cash flow, pricing, order volumes lead times, competitiveness, revenue cycles, and production costs. Our ability to fund inventory levels, operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations in these conditions, to maintain or improve margins, and to use funds from our credit facility. Also, market conditions can negatively impact our customers' ability to fund their projects and can impact our vendors, suppliers, and subcontractors and may not allow them to meet their obligations to us and impact our liquidity.
A determination that there is a substantial doubt about our ability to continue as a going concern can cause our existing and prospective suppliers, customers, and financing sources to not do business with us.

We previously disclosed that liquidity constraints conditions raised substantial doubt about the Company’s ability to continue in our second and third quarter of fiscal 2023 financial statements. On May 11, 2023, we secured long-term financing. During fiscal 2023, we recognized operating income of $21.4 million and generated $15.0 million in cash flows provided by operating activities, and we project we will have sufficient cash on hand and availability under the financing agreements to fund future operations. Therefore, the events and conditions that gave rise to substantial doubt about our ability to continue as a going concern were resolved.
Acquisitions, investments, and divestitures pose financial, management and other risks and challenges.
We routinely invest in and explore investing in or acquiring other businesses and related assets to complement or enhance our business strategies. These investments are often made to increase customer relations and market base, expand geographically, or obtain technological advances to support our solution portfolio. Periodically, we may also consider disposing of these businesses, partial investments, assets, or other lines of business.
The financial, management and other risks and challenges associated with these activities include, but are not limited to, the following:
•diversion of management attention;
•difficulty with integrating acquired businesses;
•adverse impact on overall profitability if the expanded operations or investments in affiliates do not achieve the strategic benefits forecasted;
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
•incorrect estimates made in the accounting for the transaction that cause misstatements of acquisition assets and liabilities; and
•incorrect assumptions and estimates made in accounting for the value of such asset.
There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits.
We have $20.7 million, net invested in affiliates as of April 29, 2023. Our financial results are impacted negatively or positively from our proportionate share of our affiliates' financial performance. Any reduction or impairment of the value of an investment and related acquired assets, goodwill, or investments in affiliates would result in charges against earnings, which would adversely affect our results of operations in future periods. We recorded an impairment to the value of one of these investments by $4.5 million during fiscal year 2023.
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

We performed our annual impairment test on October 30, 2022 and concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded a $4.6 million impairment charge. We determined the fair value of the reporting units based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value include the weighted average cost of capital and financial forecasts. The recognized impairment was primarily a result of our weighted average cost of capital being notably higher, which was driven by strains on our liquidity caused by disrupted supply chains and geopolitical conditions. As a result, the present value of our future cash flows was lower, which caused the impairment charge. Based on our annual impairment test, we concluded that the fair value of the Commercial and Transportation reporting units exceeded their respective carrying values and concluded no goodwill impairment existed for those reporting units. The annual impairment test for fiscal years 2022 and 2021 concluded no goodwill impairment existed.
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
Information Systems, Legal, and Regulatory Risks
Our business depends on numerous complex information systems. Any failure to maintain these systems, a network disruption, or breaches in data security that could cause a material adverse effect on our business.
We rely heavily on complex information systems for the successful operation of our business, for the support of our controller offerings, and for the collection and retention of business data. Any failure of our digital systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, ransomware attacks, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate data protection or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems, to reimburse customers' losses, and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.

Our global operations expose us to global regulatory, geopolitical, economic and social changes and add additional risks and uncertainties which can harm our business, operating results, and financial condition.
Our domestic and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with global regulations and governmental orders. Global conditions include political developments; economic changes; unfavorable trading policies; difficulties in staffing and managing global operations; changes in foreign and domestic governmental regulations or requirements, treaty and trade relationships; the imposition of government orders that differ among jurisdictions, including mandatory closures, work-from-home and lock-down orders and social distancing protocols; changes in monetary and fiscal policies; changes in laws and regulations; or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties that exist include changing social conditions and attitudes, terrorism, or political hostilities and war. Other difficulties of global operations include staffing and managing our various locations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country and are not predictable.
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
In particular, we and our operations are subject to United States and foreign anti-corruption and trade control laws and regulations, such as the United States Foreign Corrupt Practices Act (the “FCPA”); the United Kingdom Bribery Act (the “Bribery Act”); and export controls and economic sanctions programs, including those administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department’s Directorate of Defense Trade Controls (the “DDTC”), and the Bureau of Industry and Security of the United States Department of Commerce.
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
As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the United States and other countries having jurisdiction over our operations and trade sanctions against embargoed countries and destinations administered by OFAC. Before shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity, and restrictions on our ability to export our products. Repeat failures could carry more significant penalties.
Anti-bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Violations of anti-corruption, anti-bribery and trade control laws and sanctions regulations are punishable by civil penalties, including fines; the denial of export privileges; injunctions; asset seizures; debarment from government contracts and revocations or restrictions of license; as well as criminal fines and imprisonment, and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our partners take inside or outside of the United States even though we are not aware of such actions or our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.
Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect or use personal information.
As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there have been increasing regulatory enforcement and litigation activities in the areas of privacy, data protection and information security in the United States and in various countries in which we operate.
In addition, state and federal legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.
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
We are subject to the income tax laws of the United States and its various state and local governments as well as several foreign tax jurisdictions. Our future income taxes could be materially adversely affected by changes in the amount or mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in tax laws, or the outcome of income tax audits and any related litigation. The United States Tax Cuts and Jobs Act of 2017 is one such example of legislation that has impacted our effective tax rate.

Further changes in the tax laws of the United States and foreign jurisdictions could arise, including additional tax reform in the United States and the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations which, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition and results of operations.
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price.
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely affect our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Form 10-K, during the year-end closing processes for fiscal 2023, we identified a material weakness in our internal control related to the ineffective operation of certain transactional level controls over revenue recognition, specifically related to revenue contracts recognized over time, which resulted from insufficient precision of processes and insufficient training of the relevant control operators. These internal controls are important to accurately reflect our financial position and results of operations in our financial reports. We performed additional procedures over contracts for which revenue is recognized over time, including leveraging the expertise of a third-party specialist, and we did not identify any material errors in our reported revenue balance. However, due to the material weakness described above, there is a reasonable possibility that our existing controls would not have detected a material misstatement in a timely manner if it were to be material. We are in the process of remediating the material weakness, but our efforts may not be successful. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation and investigations; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.
Insurance coverage can be difficult or expensive to obtain, and our failure to obtain adequate insurance coverage could adversely affect our financial condition or results of operations.
We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts with customers. As the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to the cost or availability of coverage or the remoteness of the perceived risk. We cannot provide assurance that all necessary or appropriate insurances will be available, cover every type of loss incurred, or be able to be economically secured. For example, some insurers limit or refuse coverages, increase premium costs or increase deductibles when global catastrophic events occur. As part of our corporate risk management strategy, we monitor and place our coverages with financially strong insurers, layer our risk with multiple insurers, and seek advice on the amount, breadth and type of insurance coverages to protect our interests. We also contractually require subcontractors and others working on our behalf to carry common insurance coverages for the types of work they perform to mitigate any risk of our loss. Our failure to obtain adequate insurance coverage at reasonable costs could adversely affect our financial condition or results of operations.
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
Our Board of Directors approved regular dividends from fiscal 2006 until March 2020. The declaration, amount and timing of such dividends are determined by our Board of Directors at its discretion. Such determinations are subject to capital availability, compliance with all respective laws and agreements applicable to the declaration and payment of cash dividends, our strategic investment cash needs, our business outlook, and other factors the board uses to balance long-term business needs, credit availability, and the interests of our shareholders.
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
Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.
Responding to actions by activist shareholders can be costly and time-consuming, and impact our brand, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.
Co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach's family members currently serve as executive officers of the Company. His son, Mr. Reece Kurtenbach, serves as our Chairman of the Board and Chief Executive Officer, and two other children serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 10.2 percent of our outstanding common stock as of June 30, 2023, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 30, 2023. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.2 percent of our outstanding common stock as of June 30, 2023, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 30, 2023. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.
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
Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	771,000	Corporate Office, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	62,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	296,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	152,000	Manufacturing, Sales, Service, Office

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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Performance
Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 30, 2023, we had 930 shareholders of record.
Share Repurchases
On June 17, 2016, our Board of Directors approved a stock repurchase program under which Daktronics may purchase up to $40.0 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. In April 2020, the Board suspended the program. On December 2, 2021, the Board of Directors of Daktronics voted to reauthorize the stock repurchase program. During fiscal 2023 and 2021, we had no repurchases of shares of our outstanding common stock. During fiscal 2022, we repurchased 0.6 million shares of common stock at a total cost of $3.2 million. As of April 29, 2023, we had $29.4 million of remaining capacity under our current share repurchase program.
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

Management's Discussion and Analysis - Fiscal 2022 compared to Fiscal 2021
The comparison of fiscal 2022 with fiscal 2021, including the results of operations and liquidity, can be found in the "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 16, 2022, which comparison is incorporated by reference herein.
EXECUTIVE OVERVIEW
Our mission is to be a world leader at informing and entertaining audiences through dynamic audio-visual communication systems. We organize into business units to focus on customer loyalty over time and earn new and replacement business, as our products have a finite lifetime. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information. Our strategies include the creation of a comprehensive line of innovative solutions and systems and our ability to create and leverage platform designs and technologies. These strategies align us to effectively deliver value to our varied customers and their market needs, while serving our stakeholders over the long-term. We focus on creating local capabilities for sales, service, and manufacturing in geographies with expected digital market opportunities. We believe consistently generating profitable growth will provide value to our stakeholders (customers, employees, shareholders, suppliers, and communities).
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
Certain factors impact our ability to succeed in these strategies and impact our business units to varying degrees. For example, due to volatility in our supply chain and labor conditions through the last two years, our lead times and manufacturing and fulfillment costs increased. We deployed various pricing strategies and redesigned products to utilize available raw materials and components. However, not all of our competitors were impacted to the same degree in accessibility to parts and components or reacted similarly with pricing. As a result, in some instances, competitors were awarded more business.
The cost to produce digital solutions has declined, which has caused a decline of digital solution pricing over the years. We must sell more products to generate the same or a greater level of net sales as in previous fiscal years. However, the increased user adoption and number of applications available have increased the size of the global market.
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
Outlook:
Daktronics endured a dynamic operating environment through the pandemic years. At the beginning of the pandemic, orders pulled back swiftly and abruptly, and we lowered capacity. Then order volumes recovered sharply while supply chain disruptions coupled with a tight labor market constrained our ability to deliver efficiently at traditional lead times and service levels. Inflation in parts, components, and labor increased our operating costs and decreased gross margins. To adapt to these conditions, our teams came together to take decisive and deliberate actions to improve our customers' experience while implementing strategies to improve our profitability and working capital levels.
Supply chains have gradually been stabilizing, which should allow reduced inventory levels in the coming months as our production levels continue to increase and we are able to purchase less safety stock. Although the post-pandemic geopolitical situation and global trade patterns continue to evolve, we believe that the levels of uncertainty and volatility will not be as great in the coming months and will continue to stabilize in the coming fiscal year.
We believe the audiovisual industry fundamentals and the development of new technologies and services will drive long-term growth for our business; however, our customers may reduce their spend on audiovisual systems and related services because of the impacts of global economic conditions, war and geopolitical situations, or other factors outside of our control.
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
•Development and marketing alternative low-power and sustainable solutions for installations in power constrained areas or for customers desiring these types of products.
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
Transportation Business Unit: Daktronics has experienced governmental agencies placing orders as a way to spend their allocated budgets for their fiscal years. In addition, the Infrastructure Investment and Jobs Act signed into law in November 2021 is expected to have a positive impact on all segments of United States transportation terminals and public transit facilities.
Over the long-term, we believe growth in the Transportation business unit will result from a number of factors, including:

•Increasing applications and acceptance of electronic displays to manage transportation systems, including roadway, airport, parking, transit and other applications.
•Development and marketing alternative low-power and sustainable solutions for installations in power constrained areas or for customers desiring these types of products.
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
•Development and marketing alternative low-power and sustainable solutions for installations in power constrained areas or for customers desiring these types of products.
•Our product and service offerings, including additional micro-LED offerings, which remain the most integrated and comprehensive offerings in the industry.
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
Revenue recognition on uniquely configured contracts. Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost-to-cost input method by comparing cumulative costs incurred to the total estimated costs and applying that percentage of completion to the transaction price to recognize revenue. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed, including a reasonable profit margin. The cost-to-cost input method measures cost incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform the contract include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include material and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.
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
As of April 29, 2023 and April 30, 2022, we had approximately $32.5 million and $28.9 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.
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

Net Sales
The following table shows information regarding net sales for the fiscal years ended April 29, 2023 and April 30, 2022:

	Year Ended
(in thousands)	April 29, 2023	April 30, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$170,590	$154,211	$16,379	10.6%
Live Events	284,900	199,106	85,794	43.1
High School Park and Recreation	141,748	111,816	29,932	26.8
Transportation	72,306	62,707	9,599	15.3
International	84,652	83,130	1,522	1.8
	$754,196	$610,970	$143,226	23.4%
Orders:
Commercial	$158,028	$192,917	$(34,889)	(18.1)%
Live Events	259,653	313,940	(54,287)	(17.3)
High School Park and Recreation	144,919	156,305	(11,386)	(7.3)
Transportation	66,751	77,993	(11,242)	(14.4)
International	51,603	104,916	(53,313)	(50.8)
	$680,954	$846,071	$(165,117)	(19.5)%
Fiscal Year 2023 as compared to Fiscal Year 2022
For fiscal year 2023, net sales were $754.2 million, an increase of $143.2 million from fiscal year 2022. The year-over-year growth was driven by fulfilling orders in backlog and continued order bookings. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented beginning in late fiscal year 2022. We have seen stabilizing and improving supply chain conditions and have invested in automated machinery and equipment and in labor capacity to increase the rate of conversion of orders into sales, creating more throughput in our factories.
Order volume decreased in fiscal year 2023 from fiscal year 2022. Fiscal 2022 saw a record number of orders from pent-up demand after COVID, though orders for fiscal 2023 continued to be strong. Macroeconomic and geopolitical conditions caused the decline in orders in the International business unit.
Due to a number of factors, such as the discretionary nature of customers committing to a system, long replacement cycles, the limited number of large custom projects and competitive factors, advertising revenues during macroeconomic changes, economic dependencies, regulatory environments, and competitive factors, it is difficult to predict orders and net sales for fiscal 2024.
Commercial: The increase in net sales for fiscal 2023 compared to fiscal 2022 was driven by fulfilling orders in backlog and continued order bookings.
We continued to see increased adoption of video solutions in our Commercial business unit marketplace. Depending on the duration of the current economic conditions, we see opportunities for orders and sales over the coming years in our OOH, on-premise, and spectacular focused niches due to replacement cycles, expansion of dynamic messaging systems usage, releases of new solutions, additional distribution methods, and increased market size due to the decline of digital pricing over the years as well as the desire for higher resolution technology. We expect growth in the Commercial business unit over the long-term, assuming favorable economic conditions and our success in counteracting competitive pressures.
Live Events: The increase in net sales for fiscal 2023 compared to fiscal 2022 was driven by fulfilling orders in backlog and continued order bookings. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented beginning in late fiscal year 2022.

We continue to see ongoing interest from venues at all levels in increasing the size and capabilities of their display systems and in the usage of dynamic messaging systems throughout their facilities in our Live Events business unit marketplace.
We expect this business unit's size to remain stable over the long-term, assuming favorable economic conditions, and success in maintaining market share by counteracting competitive pressures.
High School Park and Recreation: The increase in net sales for fiscal 2023 compared to fiscal 2022 was driven by fulfilling orders in backlog and strong market demand, increased capacity, and realization of price increases implemented beginning in late fiscal year 2022.
We expect sales to continue to grow in fiscal year 2024 because of the adoption of video displays for sporting and educational use. Trends towards deploying professional grade technology, especially in high schools, has expanded the market size. These facilities benefit from our sports marketing services that generate advertising revenue to fund the display systems, from our curriculum program designed to increase educational use, and because of schools' desire to communicate with students and parents using these systems. Some growth is also expected because of regulatory requirements for certain display types for sports events. We expect growth in this business unit over the long-term, assuming favorable economic conditions.
Transportation: The increase in net sales for fiscal 2023 compared to fiscal 2022 was driven by fulfilling orders in backlog and continued order bookings. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented in late fiscal year 2022 and the beginning of fiscal year 2023.
Several factors, such as transportation funding, the competitive environment, and customer delivery changes, make forecasting orders and net sales difficult for fiscal 2024. However, the stability of long-term federal transportation funding and the number of capital projects for highways and public transit that include dynamic message signs and for advertising and wayfinding use in public transport and airport terminals continue to rise. We expect continued growth in this business unit over the long-term, assuming favorable economic conditions and continued transportation funding.
International: Net sales were relatively flat for fiscal 2023 compared to fiscal 2022.
We expect demand for larger video systems for commercial and sports applications, indoor and outdoor OOH applications, and transportation applications to remain strong over the long-term. Macroeconomic factors, the discretionary nature of customers committing to new systems or replacements, and the pace of market growth, have impacted order bookings and timing, making it difficult to predict order and sales levels for fiscal 2024. For the long-term, we believe the International business unit has the potential for sales growth as we penetrate markets with our established sales networks to increase our International market share, continue to enhance our tailored portfolio of product and control solution offerings, invest in additional distribution methods, and expect the trend of increased use and adoption of our technology globally to continue.
Gross Profit and Contribution Margin

	Year Ended
	April 29, 2023		April 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$31,155	18.3%	$31,851	20.7%
Live Events	49,255	17.3	21,787	10.9
High School Park and Recreation	41,145	29.0	35,477	31.7
Transportation	19,825	27.4	18,172	29.0
International	9,975	11.8	9,410	11.3
	$151,355	20.1%	$116,697	19.1%
Fiscal Year 2023 as compared to Fiscal Year 2022
The increase in gross profit percentage in fiscal 2023 was primarily due to strategic pricing actions implemented in late fiscal year 2022 and the beginning of fiscal year 2023 and increased productivity starting late in the second quarter of fiscal

2023 because of fewer supply chain and operational disruptions and investments in capacity. These improvements were offset by higher material, component, freight and labor costs throughout fiscal 2023. Factors impacting gross profit in fiscal 2022 included ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs, the difference in sales mix between periods, and increases in warranty reserves for inflation. Total warranty expense as a percent of sales increased to 2.1 percent for fiscal 2023 as compared to 1.9 percent during fiscal 2022.
It is difficult to project gross profit levels for fiscal 2024 because of the uncertainty regarding the level of sales, the sales mix, price strategy and timing of sales generation, potential inflation, the availability of materials, labor, and freight, and the competitive factors in our business. We are focused on improving our gross profit margins as we execute our strategies for improved profitability, which include selectively increasing pricing, releasing new product designs to lower overall costs of the product; improving reliability to reduce warranty expenses; expanding our global capacity and planning; meeting customer solution expectations; and continued improvements in operational effectiveness in manufacturing, installation, and service delivery areas.

	Year Ended
	April 29, 2023				April 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$14,025	8.2%	$(2,048)	(12.7)%	$16,073	10.4%
Live Events	39,015	13.7	27,112	227.8	11,903	6.0
High School Park and Recreation	27,621	19.5	4,034	17.1	23,587	21.1
Transportation	15,901	22.0	1,348	9.3	14,553	23.2
International	(1,862)	(2.2)	(1,368)	276.6	(494)	(0.6)
	$94,700	12.6%	$29,078	44.3%	$65,622	10.7%
Fiscal Year 2023 as compared to Fiscal Year 2022
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
Contribution margin in fiscal 2023 was positively impacted by the previously discussed sales levels and impacts on gross profit. We have adjusted our sales and marketing activities and staffing levels to achieve current and expected future sales levels.
Reconciliation from non-GAAP contribution margin to operating income GAAP measure is as follows:

	Year Ended
	April 29, 2023				April 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$94,700	12.6%	$29,078	44.3%	$65,622	10.7%
General and administrative	38,747	5.1	6,184	19.0	32,563	5.3
Product design and development	29,989	4.0	976	3.4	29,013	4.7
Goodwill Impairment	4,576	0.6	4,576	—	—	—
Operating income	$21,388	2.8%	$17,342	428.6%	$4,046	0.7%

Fiscal Year 2023 as compared to Fiscal Year 2022
General and administrative expenses for fiscal 2023 increased as compared to the same period one year ago due to compensation and staffing, marketing expenses, other expense growth, and approximately $4.5 million of discrete professional fees related to the going concern and internal control consultation and shareholder engagement fees.
Our costs for product design and development represent an allocated amount of costs based on time charges, professional services, material costs and the overhead of our engineering departments. Generally, a significant portion of our engineering time is spent on product design and development, while the rest is allocated to large contract work and included in cost of sales.
Product design and development expenses in fiscal 2023 increased as compared to fiscal 2022 primarily due to an increase in personnel related expenses.
We expect general and administrative and product design and development expenses to increase for fiscal 2024 as compared to fiscal 2023 due to continued increases in labor costs and for planned investments in digital transformation initiatives and to enhance and develop existing and new product technologies.
Other Income and Expenses

	Year Ended
	April 29, 2023				April 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest income (expense), net	$(920)	(0.1)%	$(1,091)	(638.0)%	$171	—%
Other expense, net	$(7,211)	(1.0)%	$(4,102)	131.9%	$(3,109)	(0.5)%
Fiscal Year 2023 as compared to Fiscal Year 2022
The change in interest income and expense, net for fiscal 2023 as compared to fiscal 2022 was primarily due to utilizing our previous bank line of credit during fiscal 2023 for our strategic investments in inventory.
Other expense, net: The change in other expense, net for fiscal 2023 as compared to fiscal 2022 was primarily due to losses and impairments recorded for equity method affiliates and foreign currency volatility.
Income Taxes
Our effective tax rate for fiscal 2023 was 48.7 percent. The effective income tax rate for fiscal 2023 was impacted due to valuation allowances on equity investments and on foreign net operating losses in Ireland, goodwill impairment, state taxes, a mix of taxes in foreign countries where the tax rate is higher than the United States, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.
Our effective tax rate for fiscal 2022 was 46.6 percent resulting from the tax benefit of permanent tax credits reduced by valuation allowances, various permanent tax adjustments and state taxes and prior year provision to return adjustments.
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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	April 29, 2023	April 30, 2022	Dollar Change
Net cash (used in) provided by:
Operating activities	$15,024	$(27,035)	$42,059
Investing activities	(25,388)	(31,384)	5,996
Financing activities	17,568	(3,576)	21,144
Effect of exchange rate changes on cash	(522)	(399)	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	$6,682	$(62,394)	$69,076
Net cash (used in) provided by operating activities: Net cash provided by operating activities was $15.0 million for fiscal 2023 compared to $27.0 million net cash used in operating activities in fiscal 2022. The $42.0 million increase in cash provided by operating activities was primarily the result of changes in net operating assets and liabilities and an increase of $6.2 million in net income. For specific quantitative changes in operating assets and liabilities, see "Note 13. Cash Flow Information" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Net cash used in investing activities: Net cash used in investing activities totaled $25.4 million for fiscal 2023 compared to $31.4 million in fiscal 2022. Purchases of property and equipment totaled $25.4 million in fiscal 2023 compared to $20.4 million in fiscal 2022. Proceeds from the sales of property and equipment totaled $0.8 million in fiscal 2023 compared to $0.9 million in fiscal 2022. Purchases of marketable securities totaled $4.0 million in fiscal 2022 compared to the sale of $3.5 million of marketable securities in fiscal 2023.
Net cash (used in) provided by financing activities: Net cash provided by financing activities was $17.6 million for fiscal 2023 due to draws on our previous bank line of credit compared to $3.6 million of net cash used by financing activities for other investing activities in fiscal 2022.
Other Liquidity and Capital Resources Discussion:
As of April 29, 2023, we had $17.8 million borrowed under a previous bank line of credit. Subsequent to the end of the 2023 fiscal year, we paid off and terminated that credit line on May 11, 2023 after closing on a $75.0 million senior credit facility (the "Credit Facility") and the sale of a $25.0 million senior secured convertible note (the "Convertible Note"). The Credit Facility consists of a $60.0 million asset-based revolving credit facility (the "ABL") maturing on May 11. 2026, secured by first priority lien on the Company's assets and which is subject to certain factors which can impact our borrowing capacity, and a $15.0 million delayed draw loan (the "Mortgage") secured by our Brookings, South Dakota real estate. The ABL and Mortgage are evidenced by a Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") between the Company and JPMorgan Chase Bank, N.A., as the lender.
Under the ABL, certain factors can impact our borrowing capacity. As of May 11, 2023, our borrowing capacity was $47.5 million and there were no borrowings outstanding. The interest rate on the ABL is set on a sliding scale based on the trailing twelve month fixed charge coverage and ranges from 2.5 percent to 3.5 percent over the standard overnight financing rate (SOFR). The ABL is secured by a first priority lien on the Company's assets described in the Credit Agreement and the Pledge and Security Agreement dated as of May 11, 2023 by and among the Company, Daktronics Installation, Inc. and the JPMorgan Chase Bank, N.A.
The $15.0 million delayed draw on the Mortgage closed on July 7, 2023, is secured by a mortgage on the Company's Brookings, South Dakota real estate, amortizes over 10 years and is payable monthly. The Mortgage is subject to the terms of the Credit Agreement and matures on May 11, 2026. The Mortgage interest rate is set on a sliding scale based on the trailing twelve month fixed charge coverage ratio and ranges between 3.5 percent to 4.5 percent..
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Alta Fox Opportunities Fund, LP (the “Investor”) under which the Company agreed to sell and issue to the Investor its senior secured Convertible Note in exchange for the payment by the Investor to the Company of $25.0 million. The Convertible Note allows the Investor and any of the Investor’s permitted transferees, donees, pledgees, assignees or successors-in-interest (collectively, the “Selling Shareholders”) to convert all or any portion of the principal amount of the

Convertible Note, together with any accrued and unpaid interest and any other unpaid amounts, including late charges, if any (together, the “Conversion Amount”), into shares of the Company’s common stock at an initial conversion price of $6.31 per share, subject to adjustment in accordance with the terms of the Convertible Note (the “Conversion Price”).The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the Convertible Note, pursuant to which it can cause all or any portion of the outstanding and unpaid Conversion Amount to be converted into shares of common stock at the Conversion Price. The Convertible Note incurs interest at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is capitalized. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. Under the Pledge and Security Agreement dated as of May 11, 2023 between the Company and the Investor, the Convertible Note is secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property, subject to the Intercreditor Agreement dated as of May 11, 2023 by and among the Company, JPMorgan Chase Bank, N.A., and the Investor. The Convertible Note has a maturity date of May 11, 2027 (the “Maturity Date”). On the Maturity Date, the Company must pay to the Investor and any Selling Shareholders an amount in cash representing all outstanding principal, any accrued and unpaid interest, and any accrued and unpaid late charges on such principal and interest. We expect annual cash usage for interest of up to $2.3 million.
Effective on May 11, 2023, in connection with the Company’s entry into the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC by the dates set forth in the Registration Rights Agreement a registration statement covering the resale of the shares of common stock issuable upon conversion of the Convertible Note. Pursuant to the Registration Rights Agreement, the Company is required to use reasonable best efforts to have such registration statement declared effective by the SEC by the dates set forth in the Registration Rights Agreement. If the registration statement is not filed with the SEC or declared effective by the SEC on a timely basis, certain penalties would be applicable to the Company.
The Credit Agreement and the Convertible Note require a fixed charged coverage ratio of greater than 1.1 and include other customary non-financial covenants. We expect to be in compliance with these covenants for the foreseeable future. Refer to "Note 17. Subsequent Events" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working capital was $132.5 million and $103.9 million as of April 29, 2023 and April 30, 2022, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $19.0 million for fiscal 2024. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments. We also evaluated and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy.
We had $10.4 million of retainage on long-term contracts included in receivables and contract assets as of April 29, 2023, which has an impact on our liquidity. We expect to collect these amounts within one year.
We are sometimes required to obtain performance bonds for display installations, and we have bonding capacity available through surety companies for an aggregate of $165.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of April 29, 2023, we had $56.4 million of bonded work outstanding.
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent and compliant capital structure in light of the cyclicality of business, and then return excess cash over time to shareholders through dividends and share repurchases. During fiscal year 2023, we did not repurchase shares of common stock, and we did not pay a dividend.
We believe cash on hand, funds generated from operations, and the borrowing capacity available under our Credit Facility and other debt instruments will be sufficient to support our expected change in working capital, capital expenditures, strategic investments, and financing payments for the foreseeable future.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in United States dollars and other currencies including Canadian dollars, Euros, Chinese renminbi, British pounds, Australian dollars, or other currencies. For fiscal 2023, 12.3 percent of net sales were derived in currencies other than United States dollars. We incur expenses in currencies other than United States dollars relating to specific contracts with customers and for our operations outside the United States
If we believe currency risk in any foreign location or with respect to specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. The notional amount of the foreign currency agreements as of April 29, 2023 was $7.8 million, and all contracts mature within six months. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 15. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.4 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Over the long term, net sales to international markets are expected to increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies. As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. To the extent we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by sources of raw materials from international sources and costs of our sales, service, and manufacturing locations outside the United States
We will continue to monitor and minimize our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations. However, exchange rate fluctuations as well as differing economic conditions, changes in political climates, and other rules and regulations could adversely affect our ability to effectively hedge exchange rate fluctuations in the future.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $24.0 million in cash balances as of April 29, 2023, $15.9 million were denominated in United States dollars, of which $1.3 million were held by our foreign subsidiaries. As of April 29, 2023, we had an additional $8.1 million in cash balances denominated in foreign currencies, of which $7.7 million were maintained in accounts of our foreign subsidiaries.
Interest Rate Risks
Our exposure to market risks relate primarily to changes in interest rates on our financing agreements, cash, and marketable securities. We do not expect our income or cash flows to be significantly impacted by interest rates.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations, comprehensive income/ (loss), shareholders' equity, and cash flows, for each of the three years in the period ended April 29, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
July 12, 2023

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 29, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,982	$17,143
Restricted cash	708	865
Marketable securities	534	4,020
Accounts receivable, net	109,979	101,099
Inventories	149,448	134,392
Contract assets	46,789	41,687
Current maturities of long-term receivables	1,215	2,798
Prepaid expenses and other current assets	9,676	14,963
Income tax receivables	326	603
Total current assets	342,657	317,570

Property and equipment, net	72,147	66,765
Long-term receivables, less current maturities	264	1,490
Goodwill	3,239	7,927
Intangibles, net	1,136	1,472
Debt issuance costs	3,866	—
Investment in affiliates and other assets	27,928	32,321
Deferred income taxes	16,867	13,331
TOTAL ASSETS	$468,104	$440,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,522	$76,313
Contract liabilities	91,549	90,393
Accrued expenses	36,005	34,959
Warranty obligations	12,228	11,621
Income taxes payable	2,859	408
Total current liabilities	210,163	213,694

Long-term warranty obligations	20,313	17,257
Long-term contract liabilities	13,096	10,998
Other long-term obligations	5,709	7,076
Line of credit	17,750	—
Deferred income taxes	195	287
Total long-term liabilities	57,063	35,618

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 115,000,000 shares; 45,488,595 and 44,826,099 shares issued as of April 29, 2023 and April 30, 2022, respectively	63,023	61,794
Additional paid-in capital	50,259	48,372
Retained earnings	103,410	96,608
Treasury stock, at cost, 1,907,445 shares as of April 29, 2023 and April 30, 2022, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(5,529)	(4,925)
TOTAL SHAREHOLDERS' EQUITY	200,878	191,564
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,104	$440,876
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Net sales	$754,196	$610,970	$482,033
Cost of sales	602,841	494,273	361,450
Gross profit	151,355	116,697	120,583

Operating expenses:
Selling	56,655	51,075	48,649
General and administrative	38,747	32,563	27,980
Product design and development	29,989	29,013	26,846
Goodwill impairment	4,576	—	—
	129,967	112,651	103,475
Operating income	21,388	4,046	17,108

Nonoperating (expense) income:
Interest (expense) income, net	(920)	171	(65)
Other expense, net	(7,211)	(3,109)	(2,983)

Income before income taxes	13,257	1,108	14,060
Income tax expense	6,455	516	3,134
Net income	$6,802	$592	$10,926

Weighted average shares outstanding:
Basic	45,404	45,188	44,989
Diluted	45,521	45,326	45,202

Earnings per share:
Basic	$0.15	$0.01	$0.24
Diluted	$0.15	$0.01	$0.24
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021

Net income	$6,802	$592	$10,926

Other comprehensive income (loss):
Cumulative translation adjustments	(616)	(2,556)	2,942
Unrealized gain (loss) on available-for-sale securities, net of tax	12	(34)	—
Total other comprehensive (loss) income, net of tax	(604)	(2,590)	2,942
Comprehensive income (loss)	$6,198	$(1,998)	$13,868
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2020:	$60,010	$44,627	$85,090	$(7,470)	$(5,277)	$176,980
Net income	—	—	10,926	—	—	10,926
Cumulative translation adjustments	—	—	—	—	2,942	2,942
Share-based compensation	—	2,067	—	—	—	2,067
Tax payments related to RSU issuances	—	(125)	—	—	—	(125)
Employee savings plan activity	565	—	—	—	—	565
Treasury stock reissued	—	26	—	173	—	199
Balance as of May 1, 2021:	60,575	46,595	96,016	(7,297)	(2,335)	193,554
Net income	—	—	592	—	—	592
Cumulative translation adjustments	—	—	—	—	(2,556)	(2,556)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(34)	(34)
Share-based compensation	—	1,973	—	—	—	1,973
Exercise of stock options	8	—	—	—	—	8
Tax payments related to RSU issuances	—	(200)	—	—	—	(200)
Employee savings plan activity	1,211	—	—	—	—	1,211
Treasury stock purchase	—	—	—	(3,184)	—	(3,184)
Treasury stock reissued	—	4	—	196	—	200
Balance as of April 30, 2022:	61,794	48,372	96,608	(10,285)	(4,925)	191,564
Net income	—	—	6,802	—	—	6,802
Cumulative translation adjustments	—	—	—	—	(616)	(616)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	12	12
Share-based compensation	—	2,027	—	—	—	2,027
Exercise of stock options	21	—	—	—	—	21
Tax payments related to RSU issuances	—	(140)	—	—	—	(140)
Employee savings plan activity	1,208	—	—	—	—	1,208
Balance as of April 29, 2023:	$63,023	$50,259	$103,410	$(10,285)	$(5,529)	$200,878
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,802	$592	$10,926
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16,993	15,394	17,077
Gain on sale of property, equipment and other assets	(691)	(743)	(572)
Share-based compensation	2,027	1,973	2,067
Equity in loss of affiliates	3,332	2,970	2,370
Provision (recovery) for credit losses accounts, net	1,009	(286)	1,299
Deferred income taxes, net	(3,633)	(1,555)	1,314
Non-cash impairment changes	9,049	—	—
Change in operating assets and liabilities	(19,864)	(45,380)	31,731
Net cash provided by (used in) operating activities	15,024	(27,035)	66,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,385)	(20,376)	(7,891)
Proceeds from sales of property, equipment and other assets	822	885	3,184
Purchases of marketable securities	—	(4,045)	—
Proceeds from sales or maturities of marketable securities	3,490	—	1,230
Purchases of equity and loans to equity investees	(4,315)	(7,848)	(6,744)
Net cash used in investing activities	(25,388)	(31,384)	(10,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	378,694	46,801	—
Payments on notes payable	(360,944)	(46,801)	(15,000)
Debt issuance costs	(991)	—	—
Borrowings on long-term obligations	1,233	—	—
Principal payments on long-term obligations	(305)	(200)	(460)
Payments for common shares repurchased	—	(3,184)	—
Proceeds from exercise of stock options	21	8	—
Tax payments related to RSU issuances	(140)	(200)	(125)
Net cash provided by (used in) financing activities	17,568	(3,576)	(15,585)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(522)	(399)	(416)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,682	(62,394)	39,990

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	18,008	80,402	40,412
End of period	$24,690	$18,008	$80,402
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
Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021 contained operating results for 52 weeks.
Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. We have a variable interest in a business where we have elected to follow the proportional consolidation method because certain criteria were met under Accounting Standards Codification ("ASC") 810, Consolidations.
We have an arrangement we concluded was a variable interest entity and accounted for it under the proportional consolidation method. This arrangement had an aggregate amount of contract assets and gross profit of $5,223 and $2,748 respectively, as of and for the year ended April 29, 2023.
Investments in affiliates: We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities: A VIE is an entity (i) that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) that is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance and making estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing the Company's interests in the VIE, we also consider interests held by its related parties, including de facto agents. Additionally, we assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors including, but not limited to: the characteristics and size of its investment relative to the related party; our and the related party's ability to control or significantly influence key decisions of the VIE, including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of us and the related party. The determination of whether an entity is a VIE and whether we are the primary beneficiary may involve significant judgment and depends upon facts and circumstances specific to an entity at the time of the assessment.
At the end of each reporting period, we reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in our consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by us in the entity prior to us obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, our existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. We may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.

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
The aggregate amount of our investments accounted for under the equity method was $11,934 and $16,916 as of April 29, 2023 and April 30, 2022, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other (expense) income, net" line item in our consolidated statements of operations. For the fiscal years 2023, 2022 and 2021, our share of the losses of our affiliates was $3,332, $2,970 and $2,370, respectively. In fiscal year 2023, we concluded there was an other-than-temporary impairment of our investment in Miortech and recorded an impairment loss of $4,473 to reflect the investment at fair market value (level 3). The impairment loss is included in the "Other (expense) income, net" line item in our consolidated statements of operations.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for fiscal years 2023, 2022 and 2021 was $672, $1,520, and $460, respectively, which is included in the "Product design and development" line item in our consolidated statement of operations, and for fiscal 2023, $52 remains unpaid and is included in the "Accounts payable " line item in our consolidated balance sheet. Fiscal 2022 had $296 unpaid and included in the "Accounts payable" line item in our consolidated balance sheet.
During fiscal 2023, we invested in $3,000 of convertible notes and in $1,315 of promissory notes (collectively, "Notes") in our affiliates, which is included in the “Investment in affiliates and other assets" line item in our consolidated balance sheets. During fiscal 2023, we converted $2,823 of Notes to stock ownership. After this conversion of Notes to stock ownership, our ownership increased to 55.9 percent in Miortech. Our ownership in XdisplayTM company is 16.4 percent as of April 29, 2023. The total amount of Notes as of April 29, 2023 was $8,789 and is included in the "Investments in affiliates and other assets" line item in our consolidated balance sheets. The Notes balance combined with the investment in affiliates balance totaled $20,723 and $24,404 as of April 29, 2023 and April 30, 2022, respectively.
Summarized financial information for equity method investments consist of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Balance sheet data:
Current assets	$5,504	$6,672	$7,534
Non-current assets	3,312	4,491	4,637
Current liabilities	25,298	13,938	2,807
Non-current liabilities	721	1,738	1,793
Income statement data:
Net loss	$(16,932)	$(11,928)	$(13,436)
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties and income taxes. Estimation processes are also used in inventory valuation and determining, the allowance for credit losses, share-based compensation, goodwill impairment, investment in affiliates impairment, value of long-term assets, and extended warranty and product maintenance agreements.
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

	April 29, 2023	April 30, 2022	May 1, 2021
Cash and cash equivalents	$23,982	$17,143	$77,590
Restricted cash	708	865	2,812
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$24,690	$18,008	$80,402
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $23,982 in cash and cash equivalents balances as of April 29, 2023, $15,895 were denominated in United States dollars, of which $1,300 were held by our foreign subsidiaries. As of April 29, 2023, we had an additional $8,087 in cash balances denominated in foreign currencies, of which $7,651 were maintained in accounts of our foreign subsidiaries.
Inventories: In accordance with ASC 330, Inventory, our inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is measured as the price of the components and allocated expenses for production or betterment of the inventory item are applied to the purchase cost of the raw materials. When we estimate net realizable value to be lower than cost, any necessary adjustments are charged to cost of sales in that period. In determining net realizable value, we review various factors such as current inventory levels, forecasted demand, costs of completion, and technological obsolescence.
Allowance for credit losses: We make estimates regarding the collectability of our accounts receivable, long-term receivables, contract assets and other receivables. In evaluating the adequacy of our allowance for credit losses, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. In addition, in accordance with ASC 326, Financial Instruments - Credit Losses, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. We charge off receivables at such time it is determined collection will not occur against the allowance for credit losses.
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
Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $860 and $117 as of April 29, 2023 and April 30, 2022, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.
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
When separate performance obligations are identified, we allocate the transaction price to the individual performance obligation based on the best method we judge as a faithful depiction of the value of the performance obligation. Many of our contracts are bundled, and we do not have separate selling prices for each performance obligation; therefore, for these contracts, we primarily use the cost plus a margin approach to allocate the relative transaction price to identified performance obligations, as it is the best representative of our pricing methods.
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
Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost-to-cost input method. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed. The cost-to-cost input method measures costs incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include materials and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated.
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
Limited configuration (standard systems) and after-sale parts contracts: Limited configuration (standard systems) or after-sale parts contracts with limited or no configuration or limited integration are recognized as distinct individual performance obligations when material. When not distinct, we combine into one performance obligation the goods and/or services with each other until the bundle of goods or services is distinct. For standard display purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts.
Revenue is recognized at a point in time when control passes, or over time as services are performed. When fulfilling limited configuration performance obligations, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, we have an alternative use for the performance obligation and recognize revenue upon our substantial completion and at the point in time we estimate control has transferred to the customer. When limited configured single performance obligations are more service-type (i.e., installation and integration services), we recognize revenue over time using the cost-to-cost input method, by comparing cumulative costs incurred to the total estimated costs and applying that percentage of completion to the transaction price to recognize revenue.We believe the cost-to-cost input method is the most faithful depiction of the customer obtaining control and benefits from the work performed.
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

A qualitative assessment may be used to first determine whether it is "more likely than not" that the fair value of a reporting unit is less its carrying value. Based on this assessment, if it is determined that is more likely than not that impairment has occurred, a quantitative analysis will be performed. The quantitative assessment uses an income approach to estimate the fair value of each reporting unit. The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions and takes into account management plans, business trends, and market and economic conditions. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.
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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021:

	Net income	Shares	Per share income
For the year ended April 29, 2023:
Basic earnings per share	$6,802	45,404	$0.15
Dilution associated with stock compensation plans	—	117	—
Diluted earnings per share	$6,802	45,521	$0.15
For the year ended April 30, 2022:
Basic earnings per share	$592	45,188	$0.01
Dilution associated with stock compensation plans	—	138	—
Diluted earnings per share	$592	45,326	$0.01
For the year ended May 1, 2021:
Basic earnings per share	$10,926	44,989	$0.24
Dilution associated with stock compensation plans	—	213	—
Diluted earnings per share	$10,926	45,202	$0.24
Options outstanding to purchase 2,084, 1,846 and 2,262 shares of common stock with a weighted average exercise price of $7.47, $9.15 and $9.11 for the fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
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
Liquidity and Going Concern: The accompanying Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
We previously disclosed in our second and third quarter fiscal 2023 Form 10-Q Quarterly Reports that we had experienced volatility in our business driven by global economic conditions and supply chain disruptions. Although supply chain disruptions had started to ease, we could not be certain at that time we wouldn't experience future disruptions or need additional liquidity to fund operations. We also reported our financing plans were not deemed probable. Those conditions raised substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the second and third quarter fiscal 2023 Form 10-Q Quarterly Reports.
We adapted to the business environment by raising prices, increased inventory levels and added capacity to improve stability of operations, and instituted a liquidity enhancement program to focus our teams on improving cash flows. On May 11, 2023, we secured long-term financing to enhance our liquidity. During fiscal 2023, we recognized operating income of $21,388 and generated $15,024 in cash flows provided by operating activities. We project we will have sufficient cash on hand and available under these financing agreements to fund future operations.
Therefore, the events and conditions that gave rise to substantial doubt about our ability to continue as a going concern were resolved.
Refer to "Note 17. Subsequent Events" for additional considerations related to our financing agreements.
Recent Accounting Pronouncements
Accounting Standards Adopted

There were no standards adopted since our last Annual Report on Form 10-K.
Accounting Standards Not Yet Adopted
There are no significant new Accounting Standards Updates issued that the Company had not yet adopted as of April 29, 2023.
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
The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,821	$223,560	$22,730	$45,286	$33,623	$351,020
Limited configuration	128,346	36,259	114,951	23,946	43,007	346,509
Service and other	16,423	25,081	4,067	3,074	8,022	56,667
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196
Timing of revenue recognition
Goods/services transferred at a point in time	$132,728	$43,761	$109,323	$24,950	$45,687	$356,449
Goods/services transferred over time	37,862	241,139	32,425	47,356	38,965	397,747
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196

	Fiscal Year 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,849	$144,095	$20,175	$38,843	$32,658	$256,620
Limited configuration	118,308	30,181	88,162	21,370	43,029	301,050
Service and other	15,054	24,830	3,479	2,494	7,443	53,300
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970
Timing of revenue recognition
Goods/services transferred at a point in time	$120,776	$37,229	$82,678	$22,088	$45,036	$307,807
Goods/services transferred over time	33,435	161,877	29,138	40,619	38,094	303,163
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970

	Fiscal Year 2021
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$16,535	$104,682	$22,258	$36,398	$22,266	$202,139
Limited configuration	96,420	18,679	66,697	19,690	32,583	234,069
Service and other	14,345	19,688	2,602	2,196	6,994	45,825
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033
Timing of revenue recognition
Goods/services transferred at a point in time	$98,243	$23,906	$60,859	$20,180	$34,388	$237,576
Goods/services transferred over time	29,057	119,143	30,698	38,104	27,455	244,457
	$127,300	$143,049	$91,557	$58,284	$61,843	$482,033
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

The following table reflects the changes in our contract assets and liabilities:

	April 29, 2023	April 30, 2022	Dollar Change	Percent Change
Contract assets	$46,789	$41,687	$5,102	12.2%
Contract liabilities - current	91,549	90,393	1,156	1.3
Contract liabilities - non-current	13,096	10,998	2,098	19.1
The changes in our contract assets and contract liabilities from April 30, 2022 to April 29, 2023 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for fiscal 2023 and 2022.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

	April 29, 2023	April 30, 2022
Balance at beginning of year	$26,346	$24,590
New contracts sold	44,216	42,619
Less: reductions for revenue recognized	(42,132)	(40,614)
Foreign currency translation and other	(92)	(249)
Balance at end of year	$28,338	$26,346
Contracts in process identified as loss contracts as of April 29, 2023 and April 30, 2022 were immaterial. Loss provisions are recorded in "Accrued expenses" line item in our consolidated balance sheets.
During fiscal 2023, we recognized revenue of $84,972 related to our contract liabilities as of April 30, 2022.
Remaining performance obligations and revenue recognized from past performance obligations
As of April 29, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $462,035. Remaining performance obligations related to product and service agreements as of April 29, 2023 are $400,737 and $61,298, respectively. We expect approximately $385,359 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the years ended April 29, 2023 and April 30, 2022 was immaterial.
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
We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 29, 2023		April 30, 2022		May 1, 2021
Net sales:
Commercial	$170,590		$154,211		$127,300
Live Events	284,900		199,106		143,049
High School Park and Recreation	141,748		111,816		91,557
Transportation	72,306		62,707		58,284
International	84,652		83,130		61,843
	754,196		610,970		482,033

Gross profit:
Commercial	31,155		31,851		33,072
Live Events	49,255		21,787		24,397
High School Park and Recreation	41,145		35,477		31,472
Transportation	19,825		18,172		20,329
International	9,975		9,410		11,313
	151,355		116,697		120,583

Operating expenses
Selling	56,655		51,075		48,649
General and administrative	38,747		32,563		27,980
Product design and development	29,989		29,013		26,846
Goodwill impairment	4,576		—		—
	129,967		112,651		103,475
Operating income	21,388		4,046		17,108

Nonoperating income (expense):
Interest income (expense), net	(920)		171		(65)
Other expense, net	(7,211)	—	(3,109)	—	(2,983)
Income before income taxes	$13,257		$1,108		$14,060

Depreciation and amortization:
Commercial	$3,468		$2,677		$3,037
Live Events	6,430		5,238		5,798
High School Park and Recreation	1,632		1,420		1,942
Transportation	584		551		979
International	2,307		2,796		2,887
Unallocated corporate depreciation	2,572		2,712		2,434
	$16,993		$15,394		$17,077

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Net sales:
United States	$661,312	$513,740	$413,211
Outside United States	92,884	97,230	68,822
	$754,196	$610,970	$482,033
Property and equipment, net of accumulated depreciation:
United States	$63,786	$58,643	$50,130
Outside United States	8,361	8,122	8,552
	$72,147	$66,765	$58,682
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
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 29, 2023 were as follows:

	Live Events	Commercial	Transportation	International	Total
Balance as of April 30, 2022:	$2,296	$3,349	$68	$2,214	$7,927
Foreign currency translation	(15)	(151)	(27)	81	(112)
Goodwill impairment	(2,281)	—	—	(2,295)	(4,576)
Balance as of April 29, 2023:	$—	$3,198	$41	$—	$3,239
We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
We performed our annual impairment test on October 30, 2022 and concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded an impairment charge as noted in the above table. We determined the fair value of the reporting units based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value include the weighted average cost of capital and financial forecasts. The recognized impairment was primarily a result of our weighted average cost of capital being notably higher, which was driven by strains on our liquidity caused by disrupted supply chains and geopolitical conditions. As a result, the present value of our future cash flows was lower, which caused the $4,576 impairment charge. Based on our annual impairment test, we concluded that the fair value of the Commercial and Transportation reporting units exceeded their respective carrying values and concluded no goodwill impairment existed for those reporting units. The annual impairment test for fiscal years 2022 and 2021 concluded no goodwill impairment existed.

Intangible Assets
The following table summarizes intangible assets, net, as of April 29, 2023 and April 30, 2022:

	April 29, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$650	$270	$380
Customer relationships	10.3	2,563	1,807	756
Total	12.2	$3,213	$2,077	$1,136

	April 30, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$639	$233	$406
Customer relationships	10.0	2,853	1,787	1,066
Total	11.8	$3,492	$2,020	$1,472
In the fiscal years 2023, 2022, and 2021, amortization expense was $290, $504, and $1,502, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statements of operations. Intangible assets are written off when fully amortized.
As of April 29, 2023, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2024	$285
2025	285
2026	254
2027	37
2028	37
Thereafter	238
Total expected amortization expense	$1,136
Note 5. Selected Financial Statement Data
Inventories consisted of the following:

	April 29, 2023	April 30, 2022
Raw materials	$81,627	$71,410
Work-in-process	14,155	14,238
Finished goods	53,666	48,744
	$149,448	$134,392

Property and equipment, net consisted of the following:

	April 29, 2023	April 30, 2022
Land	$1,996	$1,899
Buildings	71,222	69,170
Machinery and equipment	126,164	110,079
Office furniture and equipment	4,112	4,098
Computer software and hardware	44,700	46,922
Construction in Process	2,805	5,792
Demonstration equipment	7,432	7,260
Transportation equipment	7,057	7,065
	265,488	252,285
Less accumulated depreciation	193,341	185,520
	$72,147	$66,765
Our depreciation expense was $16,703, $14,890, and $15,575 for the fiscal years 2023, 2022, and 2021, respectively.
Accrued expenses consisted of the following:

	April 29, 2023	April 30, 2022
Compensation	$17,466	$15,944
Taxes, other than income taxes	3,390	6,741
Accrued employee benefits	3,953	3,227
Operating lease liabilities	2,253	2,309
Short-term accrued expenses	8,943	6,738
	$36,005	$34,959
Other (expense) income, net consisted of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Foreign currency transaction gains (losses)	$479	$(227)	$(675)
Equity in losses of affiliates	(3,332)	(2,970)	(2,370)
Impairment of equity method investee	(4,473)	—	—
Other	115	88	62
	$(7,211)	$(3,109)	$(2,983)
Note 6. Accounts Receivables, Net
We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for credit losses of $4,182 and $2,754 as of April 29, 2023 and April 30, 2022, respectively. Included in accounts receivable as of April 29, 2023 and April 30, 2022 was $1,416 and $1,834, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.
In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $1,473 and $4,288 as of April 29, 2023 and April 30, 2022, respectively. Contract receivables bearing annual interest rates of 4.5 to 9.0 percent are due in varying annual installments through November 2026. The face value of long-term receivables was $1,512 and $4,364 as of April 29, 2023 and April 30, 2022, respectively.
Note 7. Financing Agreements
As of April 29, 2023, we had a credit agreement with a bank which provided for a $45,000 line of credit and allowed up to $20,000 for commercial and standby letters of credit. As of April 29, 2023, $17,750 had been advanced under the loan portion of our line of credit, and the balance of letters of credit outstanding was approximately $7,783. As of April 29, 2023, $19,467 of the credit facility was available for borrowing.
Subsequent to April 29, 2023 we secured new financing agreements. For information on the new financing agreements, see "Note 17. Subsequent Events."
As of April 29, 2023, we had $616 of bank guarantees or other financial instruments for display installations issued by another bank and secured by a restricted cash deposit. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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
During fiscal 2023 and 2021, we had no repurchases of shares of our outstanding common stock. During fiscal 2022, we repurchased 641 shares of common stock at a total cost of $3,184. As of April 29, 2023, we had $29,355 of remaining capacity under our current share repurchase program.
Note 9. Leases
We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from 1 year to 5 years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease for our facility in Sioux Falls, South Dakota has a purchase option. We do not have any financing leases.
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

Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2023, the amount of the operating lease cost included in cost of sales and operating expenses in the consolidated statements of operations was $2,560 and $906, respectively; as compared to $2,425 and $870, respectively, in fiscal year 2022; and $2,241 and $977, respectively, in fiscal year 2021. Operating lease cost includes short-term leases, which are immaterial.
As of April 29, 2023, the weighted average remaining lease term and discount rate related to operating leases was 2.9 years and 2.7 percent as compared to 3.6 years and 2.4 percent as of April 30, 2022.
Supplemental unaudited cash flow information related to operating leases were as follows:

	Year Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,692	$2,680
Future minimum operating lease payments as of, and subsequent to, April 29, 2023 under ASC 842 are as follows:

Operating Leases
Fiscal years ending
2024	$2,383
2025	1,675
2026	897
2027	757
2028	23
Thereafter	—
Total lease payments	5,735
Less imputed interest	(261)
Total lease liabilities	$5,474
The current and long term portions of the lease liabilities are included in the "Accrued expenses" and "Other long-term obligations" line items in our consolidated balance sheet, respectively.
Note 10. Shareholders' Equity and Share-Based Compensation
Authorized share types and shareholder rights plan: Our 120,000 authorized shares consist of 115,000 shares of common stock, 50 shares of Series A Junior Participating Preferred Stock, and 4,950 shares of “undesignated stock.” Our Board of Directors has the power to authorize and issue any or all of the shares of undesignated stock without shareholder approval, including the authority to establish the rights and preferences of the undesignated stock.
Each outstanding share of our common stock includes one preferred share purchase right. Each right entitles the registered holder of our common stock to purchase from us one one-thousandth of one share of our Series A Junior Participating Preferred Stock at an initial exercise price of $20 per right, subject to adjustment under the terms of the shareholder rights agreement under which the dividend was declared and paid. The rights become exercisable immediately after the earlier of (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common shares (subject to certain exceptions) or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer for our common shares, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of our outstanding common shares. The rights expire on November 19, 2024, which date may be extended by our Board of Directors subject to certain additional conditions.

Stock incentive plans: During fiscal 2021, we established the Daktronics, Inc. 2020 Stock Incentive Plan (“2020 Plan”) and ceased granting options under the 2015 Stock Incentive Plan ("2015 Plan"). The 2020 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units and deferred stock to employees, directors and consultants. Stock options issued to employees under the 2015 Plan and 2020 Plan generally have a 10-year life, an exercise price equal to the closing market value on the grant date and a five-year annual vesting period. Stock options granted to independent directors under these plans have a seven-year life and an exercise price equal to the closing market value on the date of grant. Stock options granted to independent directors vest in one year, provided that the directors remain on the Board. The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board. Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.
As of April 29, 2023, the aggregate number of shares available for future grants under the 2020 Plan for stock options and restricted stock awards was 1,801 shares. Shares of common stock subject to all stock awards granted under the 2020 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2015 Plan remains in effect for options outstanding that were granted under the 2015 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2015 Plan.
Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $1,666 as of April 29, 2023, which is expected to be recognized over a weighted-average period of 2.62 years. The total fair value of restricted stock vested was $1,160, $1,203, and $1,293 in fiscal years 2023, 2022, and 2021, respectively.
A summary of non-vested restricted stock and restricted stock units for fiscal years 2023, 2022, and 2021 is as follows:

	Year Ended
	April 29, 2023		April 30, 2022		May 1, 2021
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	469	$5.65	480	$5.62	449	$7.16
Granted	360	3.15	214	5.66	223	3.92
Vested	(192)	5.98	(213)	5.58	(176)	7.27
Forfeited	(20)	4.98	(12)	5.64	(16)	7.00
Outstanding at end of year	617	$4.11	469	$5.65	480	$5.62

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2015 Plan and 2020 Plan during the fiscal year ended April 29, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	2,107	$8.13	4.98	$—
Granted	336	3.02	—	—
Canceled or forfeited	(393)	9.08	—	—
Exercised	(5)	4.11	—	7
Outstanding as of April 29, 2023	2,045	$7.11	5.52	$858

Shares vested and expected to vest	2,010	$7.17	5.46	$819
Exercisable as of April 29, 2023	1,222	$8.95	3.70	$103
The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options as of April 29, 2023 as options having exercise prices lower than the $4.81 per share market price of our common stock on that date. There were 147 shares exercisable that were in-the-money options as of April 29, 2023. The total intrinsic value of options exercised during fiscal years 2023, 2022, and 2021 was $7, $2, and $0, respectively. The total fair value of stock options vested was $467, $465, and $451 for fiscal years 2023, 2022, and 2021, respectively.
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
Risk-free interest rate. The rate is based on the United States Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.
Dividend yield. We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Fair value of options granted	$1.34	$2.43	$1.71
Risk-free interest rate	3.37%	1.07%	0.43%
Expected volatility	41.10%	40.60%	40.53%
Expected life of option (in years)	6.93	6.94	6.94
Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 5,500. The number of shares of common stock issued under the ESPP totaled 424, 310, and 170 shares in fiscal 2023, 2022, and 2021, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 1,575 shares as of April 29, 2023. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").
Total share-based compensation expense: As of April 29, 2023, there was $2,746 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 2.94 years.
The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Stock options	$453	$458	$450
Restricted stock and stock units	1,153	1,159	1,203
Employee stock purchase plans	421	356	414
	$2,027	$1,973	$2,067
A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2023, 2022, and 2021 is as follows:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Cost of sales	$441	$434	$472
Selling	424	472	484
General and administrative	735	656	678
Product design and development	427	411	433
	$2,027	$1,973	$2,067
We received $21 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 29, 2023. The tax expense related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $23, $47, and $70 for fiscal years 2023, 2022, and 2021, respectively.

Note 11. Retirement Benefits
We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We made matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation; however, we eliminated our matching contribution as one of our cost savings initiatives for fiscal 2021. These benefits were reinstated for fiscal 2022. Employees are eligible to participate in the 401(k) savings plan the first day of the calendar month following completion of 30 days of continuous service if they have attained the age of 21. We contributed $2,969, $2,573 and $0 for matches to the plan for fiscal years 2023, 2022, and 2021, respectively.
Note 12. Income Taxes
The following tables reflect the significant components of our income tax provision. The pretax income attributable to domestic and foreign operations was as follows:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Domestic	$10,125	$(2,696)	$10,413
Foreign	3,132	3,804	3,647
Income before income taxes	$13,257	$1,108	$14,060
Income tax expense (benefit) consisted of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Current:
Federal	$6,321	$644	$507
State	1,381	452	422
Foreign	2,273	975	891
Deferred:
Federal	(3,025)	(1,020)	1,216
State	(456)	(476)	59
Foreign	(39)	(59)	39
	$6,455	$516	$3,134

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Computed income tax expense at federal statutory rates	$2,784	$233	$2,953
Change in uncertain tax positions	(86)	(71)	(34)
Research and development tax credit	(684)	(382)	(1,047)
Other, net	288	(179)	579
Change in valuation allowances	2,078	609	402
GILTI	6	(14)	(156)
Base Erosion Anti-Abuse Tax (BEAT)	87	12	(285)
Foreign-Derived Intangible Income (FDII)	(128)	(5)	(84)
Stock compensation	262	150	355
Meals and entertainment	149	67	49
Goodwill Impairment	551	—	—
State taxes, net of federal benefit	731	139	494
Effect of Foreign Tax Rates different than Statutory	417	(43)	(92)
	$6,455	$516	$3,134

The effective income tax rate for fiscal 2023 was impacted due to valuation allowances on equity investments and on foreign net operating losses in Ireland, goodwill impairment, state taxes, a mix of taxes in foreign countries where the tax rate is higher than the United States, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.
During fiscal 2022, our effective income tax rate was impacted by tax benefits from permanent tax credits offset by valuation allowances as well as other various permanent tax adjustments and state taxes with additional expense for prior year provision to return adjustments.
During fiscal 2021, our effective income tax rate was impacted due to tax benefits from permanent tax credits and prior year provision to return adjustments offset by valuation allowances as well as other various permanent tax adjustments and state taxes.

The components of the net deferred tax assets were as follows:

	April 29, 2023	April 30, 2022
Deferred tax assets:
Accrued warranty obligations	$8,088	$7,117
Vacation accrual	1,732	1,618
Deferred maintenance revenue	484	272
Allowance for excess and obsolete inventory	2,779	2,316
Equity compensation	255	276
Allowance for credit losses accounts	928	528
Inventory capitalization	1,339	1,278
Accrued compensation and benefits	395	1,019
Unrealized loss on foreign currency exchange	206	—
Net operating loss carry forwards	1,024	729
Outside basis difference in equity method investments	3,819	1,861
Section 174 Capitalization	5,225	—
Research and development tax credit carry forwards	210	396
Lease accounting - lease liability	1,426	1,918
Other	929	435
Total deferred tax assets	28,839	19,763
Valuation allowance	(4,900)	(2,452)
Net deferred tax assets	23,939	17,311

Deferred tax liabilities:
Property and equipment	(5,292)	(1,693)
Lease accounting - right of use asset	(1,411)	(1,907)
Prepaid expenses	(471)	(428)
Unrealized gain on foreign currency exchange	—	(180)
Other	(93)	(59)
Total deferred tax liabilities	(7,267)	(4,267)
Net deferred tax asset	$16,672	$13,044
The classification of the net deferred tax assets in the accompanying consolidated balance sheets is:

	April 29, 2023	April 30, 2022
Non-current assets	$16,867	$13,331
Non-current liabilities	(195)	(287)
	$16,672	$13,044

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 29, 2023	April 30, 2022
Balance at beginning of year	$477	$548
Gross increases related to prior period tax positions	12	17
Gross decreases related to prior period tax positions	(56)	(54)
Gross increases related to current period tax positions	124	116
Lapse of statute of limitations	(165)	(150)
Balance at end of year	$392	$477
All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $171 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $165 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2023.
Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $28 and $38 as of April 29, 2023 and April 30, 2022, respectively.
As of April 29, 2023, we had foreign net operating loss (“NOL”) carryforwards of approximately $5,727 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $1,018. However, due to uncertainty in future taxable income, a valuation allowance has been recorded for the full amount of the asset. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statements of operations.
Additional tax information:
We are subject to United States federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2020, 2021 and 2022 remain open to federal tax examinations, and fiscal years 2019, 2020, 2021 and 2022 remain open for state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2012. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statement of operations.
As of April 29, 2023, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act of 2017 generally eliminates United States federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-United States jurisdictions.

Note 13. Cash Flow Information
The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
(Increase) decrease:
Account receivable	$(10,422)	$(33,876)	$4,864
Long-term receivables	1,950	(440)	1,737
Inventories	(15,064)	(61,159)	13,900
Contract assets	(4,879)	(9,545)	3,080
Prepaid expenses and other current assets	5,267	(7,661)	2,450
Income taxes receivables	268	121	(148)
Investment in affiliates and other assets	(261)	(357)	744
Increase (decrease):
Accounts payable	(5,344)	33,002	(7,081)
Contract liabilities	3,468	27,398	12,628
Accrued expenses	(967)	6,354	(2,936)
Warranty obligations	607	1,160	696
Long-term warranty obligations	3,055	1,764	(367)
Income taxes payable	2,354	(379)	(173)
Long-term marketing obligations and other payables	104	(1,762)	2,337
	$(19,864)	$(45,380)	$31,731
Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Cash payments for:
Interest	$1,075	$16	$264
Income taxes, net of refunds	7,489	1,951	2,557
Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Demonstration equipment transferred to inventory	$—	$53	$56
Purchases of property and equipment included in accounts payable	1,057	4,177	667
Contributions of common stock under the ESPP	1,207	1,211	565
Debt Issuance costs	2,875	—	—
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 29, 2023 and April 30, 2022 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 29, 2023:
Cash and cash equivalents	$23,982	$—	$—	$23,982
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government Sponsored entities	—	534	—	534
Derivatives - liability position	—	(579)	—	(579)
	$24,690	$(45)	$—	$24,645
Balance as of April 30, 2022:
Cash and cash equivalents	$17,143	$—	$—	$17,143
Restricted cash	865	—	—	865
Available-for-sale securities:
US Government Securities	3,486	—	—	3,486
US Government Sponsored entities	—	534	—	534
Derivatives - asset position	—	934	—	934
Derivatives - liability position	—	(311)	—	(311)
	$21,494	$1,157	$—	$22,651
The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by us to value our financial instruments during fiscal year 2023.
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
See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for further details of impairment loss of $4,473 for our investment in Miortech.
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
Note 15. Derivative Financial Instruments
We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the United States dollar. We enter into currency forward contracts to manage these economic risks. We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 29, 2023 and April 30, 2022, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other (expense) income, net" line item in the consolidated statements of operations.
The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States dollars as of April 29, 2023 and April 30, 2022 were as follows:

	April 29, 2023		April 30, 2022
	United States Dollars	Foreign Currency	United States Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
United States Dollars/Canadian Dollars	—	—	942	1,189
United States Dollars/British Pounds	—	—	1,774	1,345
United States Dollars/Euros	7,758	7,513	8,575	7,513
As of April 29, 2023, there was an asset and liability of $0 and $579, respectively, and, as of April 30, 2022, there was an asset and liability of $934 and $311, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using level 2 inputs from a third-party bank. As of April 29, 2023, all contracts mature within six months.
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
Warranties: See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties.
Changes in our warranty obligation for the fiscal years ended April 29, 2023 and April 30, 2022 consisted of the following:

	April 29, 2023	April 30, 2022
Beginning accrued warranty obligations	$28,878	$25,960
Warranties issued during the period	13,429	9,748
Settlements made during the period	(11,044)	(7,503)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	1,278	673
Ending accrued warranty obligations	$32,541	$28,878
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of April 29, 2023, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $7,783, $616 and $56,374, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 29, 2023, we were not aware of any indemnification claim from a customer.
Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of April 29, 2023, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2024	$4,908
2025	2,374
2026	194
2027	50
2028	38
$7,564
Note 17. Subsequent Events
On May 11, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A.. The Credit Agreement provides for a $60,000 senior secured asset-based revolving credit facility ("ABL") maturing on May 11, 2026 and a delayed draw loan (the "Mortgage") term loan commitment.
Under the ABL, certain factors can impact our borrowing capacity. As of May 11, 2023, our borrowing capacity was $47,459, and there were no borrowings outstanding. The interest rate on the senior credit facility is set on a sliding scale based on the trailing twelve-month fixed charge coverage and ranges from 2.5 percent to 3.5 percent over the standard overnight financing rate (SOFR). The ABL is secured by a first priority lien on the Company's assets described in the Credit Agreement and the JPMorgan Pledge and Security Agreement dated as of May 11, 2023 by and between the Company and JPMorgan Chase Bank, N.A. (the “JPMorgan Security Agreement”).
The $15,000 delayed draw on the Mortgage closed on July 7, 2023, is secured by a mortgage on the Company's Brookings, South Dakota real estate, amortizes over 10 years and is payable monthly. The Mortgage is subject to the terms of the Credit Agreement and matures on May 11, 2026. The Mortgage interest rate is set on a sliding scale based on the trailing twelve month fixed charge coverage ratio and ranges between 3.5 percent to 4.5 percent.
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Alta Fox Opportunities Fund, LP (the “Investor”) under which the Company agreed to sell and issue to the Investor its senior secured convertible note (the “Convertible Note”) in exchange for the payment by the Investor to the Company of $25,000. The Convertible Notes allow the Investor to convert shares of the Company’s common stock, subject to certain conditions and limitations, at the initial conversion price of $6.31 per share, subject to adjustments in accordance with the terms of the Convertible Note. The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions. The Convertible Note incurs interest at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is capitalized. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. Under the Pledge and Security Agreement dated as of May 11, 2023 between the Company and the Investor (the “Alta Fox Security Agreement”), the Convertible Note is secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property, subject to the Intercreditor Agreement dated as of May 11, 2023 by and among the Company, JPMorgan Chase Bank, N.A., and the Investor (the “Intercreditor Agreement”). The Convertible Note has a maturity date of May 11, 2027 (the “Maturity Date”). On the Maturity Date, the Company must pay to the Investor an amount in cash representing all outstanding principal, any accrued and unpaid interest, and any accrued and unpaid late charges on such principal and interest.
Effective on May 11, 2023, in connection with the Company’s entry into the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC by the dates set forth in the Registration Rights Agreement a registration statement covering the resale of the shares of common stock issuable upon conversion of the Convertible Note. Pursuant to the Registration Rights Agreement, the Company is required to use reasonable best efforts to have such registration statement declared effective by the SEC by the dates set forth in the Registration Rights Agreement. If the registration statement is not filed with the SEC or declared effective by the SEC on a timely basis, certain penalties would be applicable to the Company.
The Credit Agreement and the Convertible Note require a fixed charged coverage ratio of greater than 1.1 and include other customary non-financial covenants.
In fiscal year 2023, we incurred $3,866 in debt issuance costs, which is included in the "Debt issuance costs" line item in our consolidated balance sheet.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of April 29, 2023, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 29, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Notwithstanding the identified material weakness disclosed our Chief Executive Officer and Chief Financial Officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Prior Material Weaknesses in Internal Control over Financial Reporting
As previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022, material weaknesses in our internal control over financial reporting were reported because management had not appropriately designed a going concern policy control to contemplate evaluating the income tax implications when reaching a substantial doubt going concern assessment and because of a failure to timely communicate the result of our going concern assessment to all appropriate internal parties necessary, which led us to not consider the impact of the going concern assessment on the valuation of our deferred tax assets. The Company has made the following enhancements to internal controls to address the material weaknesses:
1.Implemented a policy and practice that our going concern analysis is communicated and provided to appropriate members of the organization, including employees in our tax department, so they can consider the impacts of our going concern conclusion.
2.Implemented a control activity that considers the results of our going concern analysis when determining the valuation of deferred taxes and other reporting and disclosure requirements when preparing our financial statements.

Management has determined, through its testing, that the Company's implemented policy and new control activities were designed and operated effectively for a sufficient period of time during fiscal 2023 to conclude that the previously identified material weaknesses have been remediated as of April 29, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our system of internal control was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the criteria in the 2013 Framework, our management concluded our internal control over financial reporting was not effective as of April 29, 2023 due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Management identified a material weakness related to the ineffective operation of certain transactional level controls related to revenue contracts recognized over time. These controls operated ineffectively due to insufficient training of the control operators as to the level of precision expected when executing the revenue controls in accordance with the Company's policy.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report is included herein.
Remediation Plan
Our remediation plan includes providing training to the revenue control operators relating to the level of precision expected when executing these controls in accordance with the Company's policy.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weakness and remediation of prior material weaknesses noted above, during the quarter ended April 29, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
July 12, 2023	July 12, 2023
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Daktronics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Daktronics, Inc. and subsidiaries (the “Company”) as of April 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 29, 2023 of the Company and our report dated July 12, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management identified a material weakness related to the ineffective operation of certain transactional level controls related to revenue contracts recognized over time. These controls operated ineffectively due to insufficient training of the control operators as to the level of precision expected when executing the revenue controls in accordance with the Company's policy. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 29, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
July 12, 2023

Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is information regarding our directors and executive officers as of June 30, 2023.

Name	Age	Position
Sheila M. Anderson	50	Chief Financial Officer
Howard I. Atkins	72	Director
Lance D. Bultena	60	Director
John P. Friel	69	Director
Carla S. Gatzke	62	Vice President of Human Resources and Secretary
Dr. José-Marie Griffiths	71	Director
Matthew J. Kurtenbach	54	Vice President of Manufacturing
Reece A. Kurtenbach	58	Chief Executive Officer and Director
Kevin P. McDermott	69	Director
Andrew D. Siegel	57	Director
Bradley T. Wiemann	62	Executive Vice President
Shereta D. Williams	49	Director
Sheila M. Anderson joined the Company in 2002 as a senior accountant after spending a number of years working as a certified public accountant in public accounting and auditing firms and as a senior accountant at a private company. In 2006, Ms. Anderson was named Corporate Controller and, in 2012, she was named Chief Financial Officer and Treasurer. Ms. Anderson holds a Master of Business Administration degree from the University of South Dakota and a Bachelor of Science degree in Accounting from Southwest Minnesota State University.
Howard I. Atkins has been a Director of the Company since December 7, 2022. Mr. Atkins was appointed to the Board pursuant to the Cooperation Agreement dated as of July 23, 2022 (the "Cooperation Agreement") between the Company and Prairieland Holdco, LLC and its affiliates, including Andrew D. Siegel, who also is a member of the Company's Board of Directors. Mr. Atkins currently owns and manages HIA Capital, a business consulting and investment firm. In 2011, Mr. Atkins retired as the Senior Executive Vice President and Chief Financial Officer of Wells Fargo & Company, a banking and financial services company, where he was responsible for Wells Fargo’s financial management functions, investment portfolios, investor relations, capital management and corporate properties functions from 2001 to 2011. A 37-year veteran of the financial services industry, Mr. Atkins previously served as Executive Vice President and Chief Financial Officer of New York Life Insurance Company; Chief Financial Officer of Midlantic Corporation, and Corporate Treasurer of Chase Manhattan Bank. In addition, Mr. Atkins served as a Director for Occidental Petroleum Corporation from 2010 to 2019 and for Ingram Micro from 2004 to 2017. Mr. Atkins brings to the Board world-class financial management acumen and experience, especially in the areas of strategic development, margin improvement, and financing, which further enhances the Board's mix of perspectives.
Lance D. Bultena has been a Director of the Company since September 2021 and has served on the Nominating and Corporate Governance Committee and the Audit Committee since September 2021. Mr. Bultena is the Global Director of Thought Leadership for Mobility and Transportation at Hogan Lovells, a global law firm, where he is currently a senior counsel after serving as a partner for many years. He has been at the firm (and its predecessor Hogan & Hartson) since 1999. He was Counsel to the United States Senate Committee on Commerce, Science, and Transportation from 1995 to 1999. He received a doctorate (D. Phil) in Politics and a masters (M. Phil) in Economics from Oxford University which he attended as a Rhodes Scholar. He received a law degree (J.D.) from Harvard Law School and did his undergraduate study at the University of South Dakota. Dr. Bultena brings to the Board significant experience in helping businesses evaluate and address the challenges of technological change and public policy developments.
John P. Friel has been a Director of the Company since September 2015 and has served on the Audit Committee since September 2015 and on the Compensation Committee of the Board since October 2016. Mr. Friel was named Compensation Committee Chair on September 1, 2020. Mr. Friel served for 30 years in various capacities at MEDRAD, Inc., a global company that designs, develops, manufactures, sells, and supports medical devices. MEDRAD is an affiliate of Bayer, AG. He joined MEDRAD in the accounting area and earned a promotion to Treasurer and Vice President of Corporate Planning in 1986 and Vice President of Business Development in 1987. He served as Executive Vice President of Sales and Marketing from 1989 to 1995, Senior Vice President and General Manager from 1995 to 1998, and President and Chief Executive Officer from 1998 to 2010. MEDRAD received the Malcolm Baldrige National Quality Award twice during his tenure, once in 2004 and again in 2010. Mr. Friel retired as Chief Executive Officer of Vascor, Inc. in December 2019, and he has served as a member of its Board of Directors since June 2016. Vascor is a pre-clinical medical device development company. He also is currently a Director at Preservation Technologies L.P. and a Director at American Productivity and Quality Center ("APQC"). Mr. Friel is the Principal and Founder of Five Radicals, which focuses on Baldrige Performance Excellence, strategic planning, general business consulting to entrepreneurial medical device companies, and private equity business development opportunity search efforts. Mr. Friel is a director and Chief Strategy Officer of Magvation, LLC, a medical device development company. Mr. Friel is a Senior Partner of the Mikan Group, a general management consulting company. He holds a Master of Arts in Law and Diplomacy from Tufts University and a Bachelor of Arts in Political Science and Bachelor of Science in Accounting from Pennsylvania State University. Mr. Friel brings to the Board extensive global general management knowledge and practice. He has strong experience in building and growing businesses, especially in technical product development and global expansions, which align with many of the Company's initiatives and strategies.
Carla S. Gatzke joined the Company in 1984 in Systems Sales Engineering where she was responsible for sales and project management for legislative voting systems. In 1988, Ms. Gatzke took an 18-month leave of absence to attend and teach at Drake University. In 1990, Ms. Gatzke returned to Daktronics and managed the Star Circuits division, which manufactured printed circuit boards. In 1992, she became responsible for Human Resources and, in 1996, she added the responsibility of Information and Technology and Systems. In 2006, the responsibility of the Company's Human Resources and Information and Technology and Systems departments separated, and Ms. Gatzke was appointed Vice President of Human Resources. Ms. Gatzke has also served as Corporate Secretary since 1994. Ms. Gatzke holds a Master of Business Administration degree from Drake University and a Bachelor of Science degree in Electrical Engineering with minors in Mathematics and Computer Science from South Dakota State University. Ms. Gatzke is the daughter of Aelred J. Kurtenbach and the sister of Reece A. Kurtenbach and Matthew J. Kurtenbach.
Dr. José-Marie Griffiths has been a Director of the Company since September 2020. She has served on the Board's Compensation Committee and on the Nominating and Corporate Governance Committee since September 2020. Ms. Griffiths is president of Dakota State University, a public university, in Madison, South Dakota and has served in such capacity since July 2015. President Griffiths has spent her career in research, teaching, public service, corporate leadership, economic development, and higher education administration. She has served in presidential appointments to the National Science Board, the United States President’s Information Technology Advisory Committee, and the United States National Commission on Libraries and Information Science. In 2018, she was appointed as a member of the National Security Commission on Artificial Intelligence, part of the John S. McCain National Defense Authorization Act for 2019. She has led projects for over 28 United States federal agencies, such as the National Science Foundation, NASA, the Department of Energy, and various intelligence and military agencies, and over 20 major corporations, such as AT&T Bell Laboratories and IBM, in over 35 countries, and she has worked with seven major international organizations, including NATO and the United Nations. Dr. Griffiths has received over 20 significant awards in science, technology, teaching and the advancement of women in these fields. She holds a Bachelor of Science degree and a Doctor of Philosophy in Physics and Information Science from the University College London ("UCL"). She was a Post-Doctoral Fellow in Computer Science and Statistics and was recently awarded a Doctor of Science honoris causa from UCL. Dr. Griffiths brings to the Board expertise in a variety of new and emerging technologies including cybersecurity and artificial intelligence, along with significant experience with both military and civilian federal agencies.
Matthew J. Kurtenbach joined the Company in 1992 as a manager in manufacturing, and he subsequently served as a project manager for sports projects and as a project manager for the Company's process improvements and facility expansions. In 2001, he was named Manufacturing Manager and, in 2006, he was appointed Vice President of Manufacturing. Also in 2006, he was charged with leading the Company's transformation to lean manufacturing and, in 2013, he gained responsibility for repair center operations associated with after-sales services. Mr. Kurtenbach holds a Master of Science degree in Industrial Management and a Bachelor of Science degree in Electrical Engineering from South Dakota State University. Mr. Kurtenbach is the son of Aelred J. Kurtenbach and the brother of Reece A. Kurtenbach and Carla S. Gatzke.
Reece A. Kurtenbach was appointed as President and Chief Executive Officer ("CEO") and a Director of the Company effective on September 1, 2013 and has served as Chairman of the Board since September 2014. He served as Executive Vice President from 2012 until September 2013, Vice President for Live Events and International from 2007 to 2012, Vice

President for Video Systems from 2004 until 2007, and manager for video products engineering from 1994 until 2004. Mr. Kurtenbach joined the Company in 1991 as an applications engineer focusing on large display projects. Mr. Kurtenbach also worked at the Company as a student employee with various responsibilities from 1983 to 1987. Mr. Kurtenbach holds a Bachelor of Science degree from South Dakota State University in Electrical Engineering, with minors in Mathematics and Computer Science. Mr. Kurtenbach is the son of Dr. Aelred Kurtenbach and brother of Matthew J. Kurtenbach and Carla S. Gatzke. The Board believes that Mr. Kurtenbach is an appropriate representative of management on the Board, given his position as a senior executive officer and his over 30 years of experience with the Company. In addition, Mr. Kurtenbach brings a wealth of industry experience to the Board.
Kevin P. McDermott has been a Director of the Company since June 2015 and has served on the Audit Committee of the Board as a member from August 2015 through September 2016 and as Chairperson of the Audit Committee since October 2016. On June 1, 2020, Mr. McDermott was named by the Board as the Lead Independent Director. Mr. McDermott retired from an international accounting firm, KPMG LLP, in the fall of 2013 after being with the firm for 33 years in various capacities, including audit engagement partner, SEC reviewing partner, professional practice partner, and in the firm’s Office of General Counsel. In addition to fulfilling professional obligations related to audits of financial statements and internal control over financial reporting, he assisted clients with financial and operational issues, acquisition due diligence, personnel performance, and corporate governance. In his capacity as SEC reviewing partner, Mr. McDermott performed concurring partner reviews of audits of financial statements and internal control over financial reporting for publicly-held audit clients. While in the Office of General Counsel, he provided assistance on a privileged basis to the firm and outside counsel in various SEC and Public Company Accounting Oversight Board investigations and third-party litigation matters. He holds a Bachelor of Science in Economics from South Dakota State University. Mr. McDermott was appointed to the board of directors of Genesco Inc. (NYSE-GCO) effective February 1, 2016 and served on its Audit Committee. He completed his tenure as Genesco board member in June 2023. Genesco is a publicly-traded retailer and wholesaler of branded footwear, apparel and accessories. From March 2019 through March 2020, Mr. McDermott served as Chief Audit Executive for Pinnacle Financial Partners, Inc., a publicly-held bank holding company located in Nashville, Tennessee. Mr. McDermott brings significant expertise in the area of financial and internal control over financial reporting by publicly-traded companies. This expertise aligns with our responsibility and commitment to provide oversight for our shareholders relating to the integrity of our financial statements and related filings.
Andrew D. Siegel currently manages Prairieland Holdco, LLC ("PLH"), whose sole member is TLI Bedrock, LLC ("TLI"), a private multi-strategy investment firm of which he is chief investment officer. In 2019, he co-founded and served as Executive Chairman of FourQ Systems, Inc. an enterprise financial technology company which was sold to Blackline, Inc. (NASDAQ:BL) in January 2022. Mr. Siegel was founding partner of Advance Venture Partners, the investment fund of global media company Advance Publications, Inc. He joined Advance in 2010 and, as Executive Vice President, Strategy and Corporate Development, was responsible for growth initiatives at the holding company and its operating units including Condé Nast. He oversaw The Sports Business Journal/SBD until December 2019. Mr. Siegel joined Advance from Yahoo! Inc., where he led the digital media company’s corporate development team from September 2009 until December 2010. He previously was an executive with General Electric Company ("GE") and its financial arm, GE Capital from 2004 until 2009. He joined GE upon its acquisition of InVision Technologies, Inc. (NASDAQ: INVN) in December 2004, where he had served as an executive officer since 2001. He began his career as a corporate lawyer at Skadden, Arps, Slate, Meagher & Flom, LLP in New York City. Andrew received a Bachelor of Arts from the Newhouse School of Public Communications at Syracuse University, a Master of Science degree from the Jewish Theological Seminary, and a juris doctor degree (JD) from New York University School of Law. He serves on the boards of the Park Avenue Synagogue and the Ashley Hope Foundation as well as those of several private companies. Mr. Siegel brings to the Board his experience in strategy, corporate development, law and finance.
Bradley T. Wiemann joined the Company in 1993 as a lead design engineer after spending a number of years with Rockwell International Corporation, where he was involved in flight control systems. In 1994, he became manager of the Company's engineering groups focused on commercial and transportation product design. In 2001, his responsibilities expanded to include sales and service for commercial and transportation. In 2004, he was appointed Vice President, Commercial and Transportation and, in 2012, he was named Executive Vice President. In 2013, his responsibilities expanded to include sales and service for the High School Park and Recreation business unit. Mr. Wiemann holds a Master of Science degree in Electrical and Computer Engineering from the University of Iowa and a Bachelor of Science degree in Electrical Engineering from South Dakota State University.
Shereta D. Williams has been a Director of the Company since September 2021 and has since served on the Audit Committee and the Compensation Committee since September 2021. Ms. Williams is Senior Vice President Growth Operations of Cox Enterprises, Inc., a global communications, automotive, and media company, based in Atlanta, Georgia and has served in such capacity since 2021. She has held a variety of strategy, corporate development and business development roles within the Cox Enterprise, Inc. subsidiaries and groups, including Vice President Business Development from 2020 to 2021; President of Videa, LLC from 2014 through 2020; Vice President of Development for Cox Media Group from 2010 to 2013; and Director of Development and Digital Services for Cox Television from 2001 through 2006. In between the roles at Cox Enterprise, Inc., from 2006 through 2009, she was the managing director of the currency division for Maven Funds, a startup hedge fund in Atlanta, Georgia where she was responsible for managing traders, implementing automated trading systems, risk management and operations. She began her career working in investment banking as an analyst for mergers and acquisitions for Lazard Freres & Co, LLC from 1996 through 1998. She holds a Bachelor of Science degree in Electrical Engineering, with a concentration in Economics, from the Massachusetts Institute of Technology. Ms. Williams brings to the Board extensive knowledge in corporate development, strategy, and mergers and acquisitions, as well as operational leadership in the digital communications industry.
Involvement in Certain Legal Proceedings
None of our directors, executive officers or control persons has been involved in any of the following events described in Item 401(f) of Regulation S-K during the past ten years:

1.a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.a conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

a.acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.engaging in any type of business practice; or

c.engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6.being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

a.any Federal or State securities or commodities law or regulation; or

b.any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires that our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities ("10% Shareholders") file with the SEC initial reports of ownership on Form 3 and reports of change in ownership on Form 4 or Form 5. Such Directors, executive officers and 10% Shareholders are also required by rules of the SEC to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of copies of such forms submitted to us and on written representations from our reporting persons, we believe all required reports were filed on a timely basis during fiscal 2023, except that Brad T. Wiemann inadvertently filed one late report on Form 4 regarding one purchase of 25,000 shares on October 12, 2022; Andrew D. Siegel inadvertently filed one late report on Form 3 regarding his initial ownership of common stock as a new director and three Forms 4 regarding his purchase of 8,042 shares on September 14, 2022, 1,958 shares on September 15, 2022, and 13,217 shares on September 20, 2022; and Howard I. Atkins has not filed his Form 3 regarding his initial ownership of common stock as a new director or his Form 4 for the grant of an option to him to purchase 17,667 shares of common stock April 18, 2023 due to difficulties obtaining his credentials from the SEC.
Code of Conduct
The Board has adopted our Code of Conduct, which applies to all of our employees, officers and Directors. Included in the Code of Conduct are ethics provisions that apply to our CEO, Chief Financial Officer, and all other financial and accounting management employees. Copies of the Code of Conduct are available on our website at www.daktronics.com. The Nominating and Corporate Governance Committee reviews the Code of Conduct annually and oversees its implementation.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors
On January 29, 2023, the Board of Directors of Daktronics approved the Company’s Amended and Restated Bylaws (as so amended, the “Bylaws”), effective as of such date. The amendments to the Bylaws modernize and clarify the Company’s Bylaws by adding conventional provisions to ensure orderly shareholder meetings. The amendments, among other things:

•Provide detailed procedures consistent with market practice for the calling and holding of special meetings of shareholders; and

•Update the procedures and disclosure requirements, in line with market practice, for the nomination of director nominees for election at meetings of shareholders, including to require additional information in a notice of intent to submit a nomination by a shareholder and to address the adoption of rules and regulations of the SEC regarding universal proxy cards set forth in Rule 14a-19 under the Securities Exchange Act of 1934 (the “Universal Proxy Card Rules”), including requiring that nominating shareholders comply with the Universal Proxy Card Rules.
The Bylaws apply to all meetings of shareholders to be held after January 29, 2023. The Company intends to ask its shareholders, on an advisory basis, to approve the Bylaws at the next annual meeting of shareholders.
Committees of the Board
The Board currently has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. During fiscal 2023, the Audit Committee consisted of Kevin P. McDermott (Chairperson), John P. Friel, Shereta Williams, and Lance D. Bultena. The Board has determined that each Audit Committee member is independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Securities Exchange Act of 1934. The Board has determined that Mr. McDermott, Mr. Friel, Ms. Williams, and Mr. Bultena are qualified as "audit committee financial experts," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee assists the Board in fulfilling its oversight responsibilities concerning the quality and integrity of our financial reports and related filings with the SEC. In fulfilling this role, the Audit Committee, among other things, oversees the accounting and financial reporting process and audits of the financial statements and related SEC filings, appoints and determines the compensation of Deloitte & Touche, LLP, which is our independent registered public accounting firm; reviews the scope and findings of the audit; reviews the adequacy and effectiveness of our accounting policies and system of internal control over financial reporting; and oversees our policy and procedures with respect to related party transactions described under "Item 13. Certain Relationships and Related Party Transactions, and Director Independence." The Audit Committee’s written Charter is available on our website at www.daktronics.com.
Compensation Committee. During fiscal 2023, the Compensation Committee consisted of John P. Friel (Chairperson), Dr. José-Marie Griffiths, Shereta Williams, and Howard Atkins (appointed December 6, 2022). The Board has determined that all of the Compensation Committee members are independent directors, as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee annually reviews and approves the compensation of the CEO and other executives' compensation packages and acts upon management’s recommendations for executives concerning employee equity incentives, bonuses, and other compensation and benefit plans. The Compensation Committee’s Charter is available on our website at www.daktronics.com.
Nominating and Corporate Governance Committee. During fiscal 2023, the Nominating and Corporate Governance Committee consisted of prior Director James B. Morgan (Chairperson until July 20, 2022), Dr. José-Marie Griffiths, Lance Bultena (appointed on September 2, 2021 and named Chairperson on July 20, 2022), Kevin P. McDermott, and Andrew Siegel (appointed on September 7, 2022). The Board has determined that all of the Nominating and Corporate Governance Committee members are independent directors as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Our Nominating and Corporate Governance Committee advises and makes recommendations to the Board on all matters concerning the selection of candidates as nominees for election as Directors, develops and recommends to the Board of Directors corporate governance guidelines, oversees our Code of Conduct, and provides oversight with respect to corporate governance and ethical conduct. It also facilitates the annual review of the performance of the Board. The Nominating and Corporate Governance Committee’s Charter and our Corporate Governance Guidelines are available on our website at www.daktronics.com.
Strategy and Financing Review Committee. In December 2022, the Board formed a Strategy and Financing Review Committee (the “Strategy and Financing Review Committee”) to address the Company’s near-term credit needs and to examine alternatives for strengthening the Company’s longer-term financial structure and liquidity profile. The members of the Strategy and Financing Review Committee consist of Howard I. Atkins (who is Chair of the Strategy and Financing Review Committee), Lance D. Bultena, John P. Friel, Dr. José-Marie Griffiths, Kevin P. McDermott, Andrew D. Siegel and Shereta D. Williams, all of whom are independent directors of the Company.
Board Leadership Structure
The Board is committed to achieving the long-term mutual prosperity of all stakeholders while maintaining the highest standard of responsibility and integrity. The Board has adopted these corporate governance principles to provide an effective framework that reflects a set of core values and provides a foundation for Daktronics governance and management systems. Specific Board of Director responsibilities to achieve this commitment include:

•	Strategic and operational planning: reviewing the overall operating, financial and strategic plans and performance of Daktronics;

•	Management oversight: selecting and evaluating the Company’s CEO and approving and monitoring the selection and evaluation process of other executive officers;

•	Governance, compliance and risk management: overseeing appropriate policies of corporate conduct and compliance with laws; and

•	Financial reporting: reviewing the process by which financial and related non-financial information about the Company is provided to management, the Board and the Company’s shareholders.

The Board believes that it must stay well-informed about the issues, challenges and opportunities facing Daktronics so that the Board members can properly exercise their fiduciary responsibilities to our shareholders. As part of this process, the Board is kept informed of our business, strategies, and major corporate actions through discussions with the named executive officers identified in the Summary of Compensation Table included in this Form 10-K, by reviewing material provided to them and by participating in meetings of the Board and its committees.
The Board currently combines the roles of CEO and Chairman of the Board ("Chair"). Periodically, our Board assesses these roles and the Board leadership structure to assure that the interests of the Company and its shareholders are best served.
The Board has determined that its current structure, with a combined Chair and CEO role, is in the best interests of the Company and its shareholders at this time. Kevin P. McDermott has served as Lead Independent Director since June 1, 2020.
The Chair conducts the Board meetings. The Chair, after consulting with the Lead Independent Director, sets the agenda for Board meetings, sets schedules, and distributes information to the Board. This collaborative process assures that the agenda takes into account issues and concerns of all Directors and is forward-looking and focuses on strategic matters.
The Lead Independent Director calls and presides over Independent Director meetings and provides timely feedback from each meeting to the Chair. The Lead Independent Director is responsible for promoting effective relationships and open communication among Directors and the CEO, building consensus among Board members, building an effective and complementary Board, promoting the highest standards of corporate governance, participating actively in the selection of new Directors, and promoting the orientation of new Directors to provide coaching and support for their development.
Our governance practices are compliant with the Nasdaq Listing Rules and the corporate governance regulations of the Sarbanes-Oxley Act of 2002. Among other things, these practices include the following:

•	The Nominating and Corporate Governance Committee reviews with the Board annually the composition of the Board as a whole, including the Directors’ independence, skills, experience, age, diversity, and availability of service to the Company.

•	The Nominating and Corporate Governance Committee recommends Director candidates for approval by the Board and election by the shareholders, taking into account the Company’s need for diverse skills, professional experiences, backgrounds, and other qualities to ensure a variety of viewpoints.

•	The Board conducts periodic self-evaluations facilitated by the Nominating and Corporate Governance Committee.

•	The members of the Board of Directors other than the CEO (the "Independent Directors") meet in conjunction with regularly scheduled quarterly Board meetings and at other appropriate times.

•	The Board and all Board committees are authorized to hire their own advisors as they deem to be necessary or advisable to fulfill their obligations, and the Company will pay the costs of such advisors.
Board’s Role in Risk Oversight
The Board takes an active role in risk oversight both as a full Board and through its committees. The Company's management team attends a portion of each regular Board meeting, and the Board engages management in a review of the business with respect to our strategies and risks. Such risks include those inherent in our businesses as well as the risks from external sources such as competitors, cybersecurity, the economy, credit markets, and regulatory and legislative developments. The Board has also been actively engaged with management in preparing for, responding to, and monitoring the impacts of the COVID-19 novel coronavirus pandemic and related recovery along with supply chain disruptions. Management is in regular communication with the Board about the assessment, management, and strategic response to the significant risks to Daktronics.
Meetings of the Board and Committees

During fiscal 2023, the Board held four regularly scheduled meetings and four special meeting, the Audit Committee met five times, the Compensation Committee met four times, the Nominating and Corporate Governance Committee met four times, and the Strategy and Financing Review Committee met 10 times. All of the Directors attended at least 75 percent of all meetings of the Board and Board committees upon which they served, and all of the Directors attended the annual meeting of shareholders held in September 2022.
Executive Sessions of the Board
The Board has adopted a practice of meeting in executive session, and with Independent Directors only, in conjunction with each regularly scheduled Board meeting. The Independent Directors met four times in fiscal 2023.

Item 11. EXECUTIVE COMPENSATION
For the fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021, the following table sets forth information about compensation awarded to, earned by or paid to our principal executive officer and principal financial officer and our next three most highly compensated executive officers whose total compensation was greater than $100,000 for the fiscal year ended April 29, 2023, all of whom constitute our "Named Executive Officers."

SUMMARY COMPENSATION TABLE – FISCAL 2023

Name and Principal Position	Year	Salary($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation($) (3)	All Other Compensation($)(4)	Total($)
Reece A. Kurtenbach	2023	$491,400	$16,308	$35,039	$11,286	$9,150	$563,183
CEO and President	2022	470,308	28,296	30,375	—	9,694	538,673
	2021	386,658	20,520	42,660	—	—	449,838
Sheila M. Anderson	2023	$314,985	$7,550	$16,313	$5,272	$6,536	$350,656
Chief Financial Officer	2022	300,192	13,100	14,063	—	7,883	335,238
	2021	244,963	9,500	19,750	—	—	274,213
Bradley T. Wiemann	2023	$297,515	$7,550	$16,313	$4,930	$8,442	$334,750
Executive Vice President	2022	287,339	13,100	14,063	—	8,186	322,688
	2021	255,240	9,500	19,750	—	—	284,490
Matthew J. Kurtenbach	2023	$287,115	$7,550	$16,313	$4,761	$8,613	$324,352
Vice President	2022	276,546	13,100	14,063	—	8,296	312,005
	2021	245,340	9,500	19,750	—	—	274,590
Carla S. Gatzke	2023	$244,292	$7,550	$16,313	$3,113	$7,329	$278,597
Vice President and	2022	235,523	13,100	14,063	—	7,066	269,752
Secretary	2021	208,980	9,500	19,750	—	—	238,230

(1)
Consists of restricted stock units granted under the Daktronics, Inc.2020 Stock Incentive Plan (the "2020 Plan") for fiscal 2021, 2022 and 2023. In accordance with Accounting Standards Codification ("ASC") 718, the amount is calculated based on the grant date fair value of the award. Refer to "Note 10. Shareholders' Equity and Share-Based Compensation" of the Notes to our Consolidated Financial Statements included in this Form 10-K for a discussion of the assumptions used in calculating the amount under ASC 718.

(2)
Consists of stock options granted under the 2020 Plan for fiscal 2021, fiscal 2022, and fiscal 2023. The value of the option awards is calculated based on the grant date fair value of the award in accordance with ASC 718. Refer to "Note 10. Shareholders' Equity and Share-Based Compensation" of the Notes to our Consolidated Financial Statements included in this Form 10-K for a discussion of the assumptions used in calculating the amount under ASC 718.

(3)
The amounts in this column reflect the total variable cash compensation paid to the Named Executive Officers under the non-equity-based incentive compensation plan. As explained below, non-equity-based incentive compensation payments are based upon the achievement of certain operating margin targets for fiscal 2021, 2022, and 2023.

(4)	Consists of matching contributions made by us under the 401(k) Plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code (the "Code").
Elements of Compensation
For fiscal 2023, the principal components of our executive compensation program consisted of the following, each of which is addressed below in greater detail:

•	base salary,

•	non-equity-based incentive compensation plan,

•	equity-based compensation plan, and

•	benefits.
Base Salary. The base salary reflects each executive's responsibility, capability and performance. Base salary is determined based on the benchmarking data for the executive's responsibilities, the executive's experience, and the executive's performance and the impact of such performance on our business results.
The Compensation Committee also takes into account the Company's financial performance, and it has in the past limited executive pay changes based on business or economic conditions. The Compensation Committee also considers the recommendations of the CEO for other Named Executive Officers.
In April 2020, in response to the potential impacts of the COVID-19 pandemic on the Company's business, Mr. Reece A. Kurtenbach and Ms. Sheila M. Anderson reduced their base salaries by 15%, and the other Named Executive Officers elected to reduce their base salaries by 10%. Executive pay was reinstated beginning in fiscal 2022.
Non-Equity-Based Incentive Compensation Plan. The purpose of our non-equity-based incentive compensation plan is to focus the executive team on the Company-wide goals and objectives of growth in revenue and reductions in costs in order to achieve and sustain a target operating margin. The non-equity-based incentive compensation plan is a formula-based variable cash compensation plan, with no payouts if operating margin is less than 2.5 percent, targeted payouts at a 10 percent operating margin, and maximum payouts at a 12.5 percent operating margin. The targeted level of variable cash compensation varies from an amount equal to five months of base salary to eight months of base salary for each executive officer. The maximum level of the variable cash compensation is 120 percent of the targeted level of variable cash compensation.
This level of non-equity compensation takes into account other non-equity incentive compensation plans at comparable companies, as well as the Compensation Committee's preference for a material level of executive compensation that varies with the Company's performance. The Compensation Committee selected the operating margin measure for the formula because they believe it is the most appropriate indicator of performance that will drive long-term shareholder value, and it is consistent with our corporate strategies.
The various payout percentages based on operating margins are as follows:

Operating Margin	Percentage of Targeted Non-equity Incentive Compensation
Less than 2.5%	—
2.5 to 5.0%	0.0 to 25.0%
5.0 to 7.5%	25.0 to 60.0%
7.5 to 10.0%	60.0 to 100.0%
10.0 to 12.5%	100.0 to 120.0%

We follow applicable laws and regulations regarding the recovery of any non-equity-based compensation, other incentive-based or equity-based compensation, and profits realized from the sale of securities resulting from any misconduct on the part of an executive officer.
During fiscal 2023, the Named Executive Officers were eligible for non-equity-based incentive compensation if the maximum payout of 120 percent of target was achieved as follows: CEO - 90 percent of his base salary; Chief Financial Officer - 65 percent of her base salary; Vice President and Secretary - 50 percent of her base salary; and all other Named Executives Officers - 65 percent of his or her base salary. For fiscal 2023, there was a total of $29,362 of non-equity-based incentive compensation for Named Executive Officers and none in fiscal 2022 and fiscal 2021.

Equity-Based Compensation Program. Grants of equity awards offer long-term incentives to our executives and align the interests of employees more closely with those of our shareholders.
Each year, the Board, based on recommendations of the Compensation Committee, determines the number of shares that may be subject to equity awards for all employees, including the Named Executive Officers. The total number of shares subject to equity awards is constrained by the Board’s desire to limit dilution to shareholders to a level consistent with our historical levels, which generally approximate a dilution of one percent, and to limit the total grant date fair value of the equity awards to a targeted level. The one percent dilution is based on an assessment of a conservative amount relative to high-tech growth companies. The grant date fair value is based on a comparison to the prior fiscal year's expense and the current year’s estimate of a percentage of total payroll expense. The Compensation Committee and the Board generally follow a practice of calculating the equity grant valuation limit based on the share price on the date of the Compensation Committee meeting at which the equity grants are determined by the Compensation Committee for recommendation to the Board to assure that the valuation limit is consistent with the approximate dilution limit of one percent. The Compensation Committee then allocates these equity grants to the Named Executive Officers, and the CEO allocates equity grants to selected employees. To facilitate the grant of stock options to employees and other executive officers, the Board authorized the CEO to grant individual stock options and restricted stock units during fiscal 2023, subject to the guidelines and limitations imposed by the Compensation Committee.
The Compensation Committee also considers trends in equity-based compensation, the mix of the type of equity grants, and the number of our shares that are available for equity grants. The Compensation Committee and the Board also generally follow a practice of allocating similar equity grants to each of the Named Executive Officers, with some variation based on responsibilities and experience. The allocation to the Named Executive Officers is based on historical grants, the value of past grants, and the Company’s performance, all of which are subject to the objectives listed under the section of this Form 10-K entitled "Compensation Discussion and Analysis - Role of Compensation Committee, Philosophy and Objectives."
For fiscal 2023, the Compensation Committee determined that each Named Executive Officer would be allocated equity grants for approximately 13,750 shares of common stock, with a ratio of 4.5-to-1 of incentive stock options to restricted stock units. The Compensation Committee determined that Mr. Reece A. Kurtenbach should receive a grant of approximately twice the amount of the other Named Executive Officers to facilitate his ownership of additional stock of the Company as the CEO and to reflect a ratio of grants to the CEO compared to the grant to Named Executive Officers that is more similar to the ratio in the benchmarking data. The Compensation Committee determined that the valuation of the equity grants, based on the grant date fair value as determined under ASC 718, would be limited to approximately $1.3 million for all employees, including the Named Executive Officers. The value of the restricted stock units was equal to 46.5 percent of the value of the stock options for executives, as determined under the fair value provisions of ASC 718. For fiscal 2023, all equity grants to employees were made under the 2020 Plan.
The Board and the Compensation Committee approve equity grants for Named Executive Officers and other employees annually in their summer meetings to coincide with the director equity grants and the annual meeting of shareholders. Equity awards are not typically granted at other times of the year for employees, including new employees. The exercise price of all stock options granted is equal to the fair market value of the common stock as reported on The Nasdaq Global Select Market on the date of grant, which is defined in the 2020 Plan as the closing price of the common stock as reported on The Nasdaq Global Select Market on the date of grant. All options also contain five-year vesting provisions, with 20 percent of the shares underlying the stock option vesting each year following the date of grant. The restricted stock units also contain a five-year vesting provision, with 20 percent of the restricted stock units vesting each year following the date of grant.
Benefits. Our Named Executive Officers are eligible for all benefits generally available to our full-time employees. We do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.
All employees, including the Named Executive Officers, are entitled to participate in the 401(k) Plan, which is qualified under Section 401(k) of the Code. At the discretion of the Board, we may make matching contributions equal to a percentage of the salary deduction contributions or other discretionary amounts. For fiscal year 2021, the matching contribution program was suspended because of the COVID-19 pandemic. Effective for fiscal year 2022, the matching contribution program was reinstated. We paid $3.0 million in fiscal 2023 and $2.6 million in fiscal 2022 in matching contributions. Contributions to the 401(k) Plan on behalf of the Named Executive Officers are described in the table entitled "Summary Compensation Table – Fiscal 2023."

All employees, including the Named Executive Officers, are entitled to participate in the Daktronics, Inc. Employee Stock Purchase Plan ("ESPP"), which is intended to qualify under Section 423 of the Code. The ESPP allows employees to purchase shares of common stock, subject to annual limitations, at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or the end of each six-month offering period.
Accounting and Tax Treatment
We account for equity-based compensation paid to employees under ASC 718, Compensation-Stock Compensation, promulgated by the Financial Accounting Standards Board, which requires us to estimate and record an expense over the service period of the award. Thus, we may record an expense in one year for awards granted in earlier years. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.
With respect to option awards, we generally can deduct the gain recognized by employees and directors from the exercise of non-qualified options. However, to the extent that an option is an incentive stock option, we cannot deduct the gain recognized by the optionee upon exercise of the option if there is no disqualifying disposition by the optionee.
With respect to restricted stock awards, we generally can deduct the fair market value of the shares vested on the vesting date. Alternatively, if the recipient were to make an election under Section 83(b) of the Code, we would be entitled to a deduction on the date of grant equal to the value of the restricted stock on the date of grant.
Section 162(m) of the Code generally disallows a tax deduction to a public company for compensation in excess of $1 million paid to a company's chief executive officer and the four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. Because the potential amount of base salary and non-equity-based incentive compensation that each of our executive officers can earn is less than $1 million, Section 162(m) of the Code has not been material to our compensation decisions.
The following table sets forth information regarding grants of plan-based awards to the Named Executive Officers during fiscal 2023:
GRANTS OF PLAN-BASED AWARDS — FISCAL 2023

	Estimated future payouts under non-equity incentive plan awards(1)				All other stock awards: number of shares of stock or units	All other option awards: number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option
Name	Threshold ($)	Target ($)	Maximum ($)	Grant Date	(#)(2)	(#) (3)	($/share)(4)	awards ($) (5)
Reece A. Kurtenbach	83,600	334,400	401,280	9/8/2022	5,400	24,165	3.02	51,347
Sheila M. Anderson	37,171	148,683	178,420	9/8/2022	2,500	11,250	3.02	23,863
Bradley T. Wiemann	41,085	164,342	197,210	9/8/2022	2,500	11,250	3.02	23,863
Matthew J. Kurtenbach	39,677	158,708	190,450	9/8/2022	2,500	11,250	3.02	23,863
Carla S. Gatzke	25,938	103,750	124,500	9/8/2022	2,500	11,250	3.02	23,863

(1)	Consists of variable cash compensation under our annual non-equity-based incentive compensation plan. The amounts reflect the minimum payment level, if an award is achieved, the target payment level, and the maximum payment level under the plan. For additional information concerning our annual non-equity-based compensation plan, see the section of this Form 10-K entitled "Compensation Discussion and Analysis - Elements of Compensation."

(2)	Consists of restricted stock units granted to the Named Executive Officers in fiscal 2023 under the 2020 Plan. The units vest as to 20 percent of the shares one year after the date of grant and as to an additional 20 percent in each succeeding year, but only if the Named Executive Officer is then an employee of the Company.

(3)
Consists of options granted to the Named Executive Officers in fiscal 2023 under the 2020 Plan. The options vest and become exercisable as to 20 percent of the shares one year after the date of grant and as to an additional 20 percent in each succeeding year, but only if the Named Executive Officer is then an employee of the Company.

(4)	The exercise price of all options was equal to the closing price of the common stock as quoted on The Nasdaq Global Select Market on the date of grant as provided in the 2020 Plan.

(5)
Represents the full grant date fair value determined pursuant to ASC 718 as reflected in our financial statements, based on the number of shares subject to the options and restricted stock unit awards granted and the closing price of the common stock as quoted on The Nasdaq Global Select Market on the date of grant, which was $3.02 per share on September 8, 2022.

The following table sets forth information about unexercised options and restricted stock units that have not vested that were held as of April 29, 2023 by the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — FISCAL 2023

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Reece A. Kurtenbach	8/22/2013	8,750	—	11.05	08/22/23	—	—
	9/1/2013	25,000	—	10.93	08/22/23	—	—
	9/4/2014	15,000	—	13.31	09/04/24	—	—
	9/3/2015	15,000	—	8.51	09/03/25	—	—
	9/1/2016	15,000	—	9.57	09/01/26	—	—
	8/31/2017	15,000	—	9.63	08/31/27	—	—
	9/6/2018	10,800	2,700	7.83	09/06/28	—	—
	9/5/2019	8,100	5,400	7.47	09/05/29	—	—
	9/3/2020	10,800	16,200	4.11	09/03/30	—	—
	9/2/2021	2,700	10,800	5.66	09/02/31	—	—
	9/8/2022	—	24,165	3.02	09/08/32	—	—
		—	—	—	—	16,200	77,922
Sheila M. Anderson	8/22/2013	6,870	—	11.05	08/22/23	—	—
	9/4/2014	7,500	—	13.31	09/04/24	—	—
	9/3/2015	7,500	—	8.51	09/03/25	—	—
	9/1/2016	7,500	—	9.57	09/01/26	—	—
	8/31/2017	7,500	—	9.63	08/31/27	—	—
	9/6/2018	5,000	1,250	7.83	09/06/28	—	—
	9/5/2019	3,750	2,500	7.47	09/05/29	—	—
	9/3/2020	5,000	7,500	4.11	09/03/30	—	—
	9/2/2021	1,250	5,000	5.66	09/02/31	—	—
	9/8/2022	—	11,250	3.02	09/08/32	—	—
		—	—	—	—	7,500	36,075
Bradley T. Wiemann	8/22/2013	10,800	—	11.05	08/22/23	—	—
	9/4/2014	7,500	—	13.31	09/04/24	—	—
	9/3/2015	7,500	—	8.51	09/03/25	—	—
	9/1/2016	7,500	—	9.57	09/01/26	—	—
	8/31/2017	7,500	—	9.63	08/31/27	—	—
	9/6/2018	5,000	1,250	7.83	09/06/28	—	—
	9/5/2019	3,750	2,500	7.47	09/05/29	—	—
	9/3/2020	5,000	7,500	4.11	09/03/30	—	—
	9/2/2021	1,250	5,000	5.66	09/02/31	—	—
	9/8/2022	—	11,250	3.02	09/08/32	—	—
		—	—	—	—	7,500	36,075
Matthew J. Kurtenbach	8/22/2013	10,500	—	11.05	08/22/23	—	—
	9/4/2014	7,500	—	13.31	09/04/24	—	—
	9/3/2015	7,500	—	8.51	09/03/25	—	—
	9/1/2016	7,500	—	9.57	09/01/26	—	—
	8/31/2017	7,500	—	9.63	08/31/27	—	—

	9/6/2018	5,000	1,250	7.83	09/06/28	—	—
	9/5/2019	3,750	2,500	7.47	09/05/29	—	—
	9/3/2020	5,000	7,500	4.11	09/03/30	—	—
	9/2/2021	1,250	5,000	5.66	09/02/31	—	—
	9/8/2022	—	11,250	3.02	09/08/32	—	—
		—	—	—	—	7,500	36,075
Carla S. Gatzke	8/22/2013	6,870	—	11.05	08/22/23	—	—
	9/4/2014	6,870	—	13.31	09/04/24	—	—
	9/3/2015	6,870	—	8.51	09/03/25	—	—
	9/1/2016	6,870	—	9.57	09/01/26	—	—
	8/31/2017	6,870	—	9.63	08/31/27	—	—
	9/6/2018	5,000	1,250	7.83	09/06/28	—	—
	9/5/2019	3,750	2,500	7.47	09/05/29	—	—
	9/3/2020	5,000	7,500	4.11	09/03/30	—	—
	9/2/2021	1,250	5,000	5.66	09/02/31	—	—
	9/8/2022	—	6,250	3.02	09/08/32	—	—
		—	—	—	—	7,500	36,075

(1)	All options vest in equal installments over five years beginning one year after the grant date, but only if the Named Executive Officer is then an employee of the Company, and expire after 10 years.

(2)	Restricted stock units vest as to 20 percent of the shares one year after date of grant and as to an additional 20 percent in each succeeding year, but only if the Named Executive Officer is then an employee of the Company.

(3)
Determined by multiplying the Company's $4.81 per share closing stock price as reported on The Nasdaq Global Select Market on April 29, 2023, which was the last business day of fiscal 2023, by the number of shares subject to the award.

The following table sets forth information regarding the exercise of stock options by and the vesting of restricted stock awards during fiscal 2023 for the Named Executive Officers:
OPTION EXERCISES AND STOCK VESTED – FISCAL 2023

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Reece A. Kurtenbach	—	—	5,520	23,239
Sheila M. Anderson	—	—	2,600	10,946
Bradley T. Wiemann	—	—	2,600	10,946
Matthew J. Kurtenbach	—	—	2,600	10,946
Carla S. Gatzke	—	—	2,550	10,736

(1)	Consists of the difference between the closing price of the common stock on the date of exercise and the per share exercise price of the option multiplied by the number of shares acquired upon exercise.

(2)	Consists of the number of shares vested multiplied by the market value of the stock as of the vesting date.
Post-Employment Compensation
Potential Payments upon Termination of Employment or Change in Control

The table below reflects the compensation that would be paid to each of our Named Executive Officers in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of April 29, 2023, include estimated amounts earned through such date, and are estimates of the amounts which would be paid out to the Named Executive Officers upon the termination of their employment. The actual amounts to be paid can be determined only at the time of such Named Executive Officer's actual separation from the Company. In addition, there may be re-negotiation of the payments upon any termination of employment or change in control.
Under the 2020 Plan, all options and restricted stock units immediately vest upon a "change in control", as that term is defined in the 2020 Plan. The 2007 Plan and 2015 Plan have expired, but there are awards outstanding under the 2007 Plan and 2015 Plan that are governed by their terms. Upon a termination of employment for any reason, and consistent with our employment policies which apply to all employees, we are obligated to pay for accrued and unused vacation time, which would then be payable in a lump sum.

Name	Benefit	Termination due to change in control	Termination without cause or for good reason	Termination for cause or for good reason	Death
Reece A. Kurtenbach	Stock option vesting acceleration(1)	$7,560	$—	$—	$—
	Restricted stock unit vesting acceleration	77,922	—	—	—
	Vacation pay	20,305	20,305	20,305	20,305
		$105,787	$20,305	$20,305	$20,305

Sheila M. Anderson	Stock option vesting acceleration(1)	$3,500	$—	$—	$—
	Restricted stock unit vesting acceleration	36,075	—	—	—
	Vacation pay	33,683	33,683	33,683	33,683
		$73,258	$33,683	$33,683	$33,683

Bradley T. Wiemann	Stock option vesting acceleration(1)	$3,500	$—	$—	$—
	Restricted stock unit vesting acceleration	36,075	—	—	—
	Vacation pay	18,525	18,525	18,525	18,525
		$58,100	$18,525	$18,525	$18,525

Matthew J. Kurtenbach	Stock option vesting acceleration(1)	$3,500	$—	$—	$—
	Restricted stock unit vesting acceleration	36,075	—	—	—
	Vacation pay	44,373	44,373	44,373	44,373
		$83,948	$44,373	$44,373	$44,373

Carla S. Gatzke	Stock option vesting acceleration(1)	$3,500	$—	$—	$—
	Restricted stock unit vesting acceleration	36,075	—	—	—
	Vacation pay	42,976	42,976	42,976	42,976
		$82,551	$42,976	$42,976	$42,976

(1)
For option awards, consists of the difference between the $4.81 per share closing price of the common stock as reported on The Nasdaq Global Select Market as of April 29, 2023, which was the last business day of fiscal 2023, and the exercise price of the option multiplied by the number of shares subject to the option.

Other Post-Employment Payments
We do not provide pension arrangements, post-retirement health coverage or non-qualified defined contribution plans to any of our employees.
Compensation Risk Analysis
The Compensation Committee has established the non-equity incentive program to be based on the same Company-wide measure for each executive. As previously described, the Compensation Committee has selected operating margin as the Company-wide measure. Basing the program on the same Company-wide measure for all the executives minimizes the risks associated with individual formulas based on individual actions. The non-equity incentive program is the only formula-based incentive-compensation program in the Company.
Director Compensation
The following table sets forth information about the compensation paid to and earned by our Directors for the fiscal year ended April 29, 2023:
FISCAL YEAR 2023 DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total Compensation ($)
John P. Friel	$63,000	$60,000	$123,000
Kevin P. McDermott	67,625	60,000	127,625
Dr. José-Marie Griffiths	59,875	60,000	119,875
Shereta D. Williams	60,375	60,000	120,375
Lance D. Bultena	61,625	60,000	121,625
Howard I. Atkins (3)	14,125	100,000	114,125
Andrew D. Siegel (4)	28,250	60,000	88,250
James B. Morgan (5)	28,875	—	28,875

(1)
As an employee of the Company, Reece A. Kurtenbach, the President and CEO since September 1, 2013, was a Named Executive Officer during fiscal 2023 and therefore his compensation is reported in the appropriate tables within the section of this Form 10-K entitled "Executive Compensation."

(2)
The $60,000 represents September 8, 2022 grants of 19,867 restricted shares of our common stock to each of the Directors named in the table, excluding Howard L. Atkins, with a grant date fair value of $3.02, which vest on August 23, 2023 if they are then Directors of the Company. The $100,000 represents April 18, 2023 grant of 17,667 restricted shares of our common stock to Howard I. Atkins with a grant date fair value of $5.66, which vest on August 23, 2023 if he is then a Director of the Company. The dollar amounts in this column of the table were computed in accordance with ASC 718, Compensation - Stock Compensation.

(3)	Joined as Director on December 7, 2022.
(4)	Joined as Director on September 7, 2022.
(5)	Retired as Director on September 7, 2022.
Independent Director Fees. For fiscal 2023, each Independent Director received an annual retainer of $41,625. In addition, each Independent Director received $2,500 per meeting for each Board meeting attended. The following table describes the annual retainers paid for fiscal 2023 to each Independent Director for Board Committee membership participation:

	Chair	Other Members
Audit Committee	$7,250	$4,625
Compensation Committee	6,750	4,125
Nominating and Corporate Governance Committee	6,750	4,125
Lead Independent Director	8,750
The retainers for Board and Committee service are included in the table above entitled "Fiscal Year 2023 Director Compensation".
Stock Ownership and Retention Guidelines. The Board of Directors has implemented stock ownership guidelines for Directors. Under these guidelines, each Director is expected to achieve a target of 5,000 shares owned, excluding shares subject to options. Directors have five years from the date they first become a member of the Board to achieve this level of ownership. As of June 30, 2023, all Directors were in compliance with these guidelines.
Compensation Committee Interlocks and Insider Participation
During fiscal 2023, none of our executive officers served on the board of directors or compensation committee of another company that had an executive officer who served on our Board of Directors or our Compensation Committee.
Compensation Discussion and Analysis
Introduction. The following discussion should be read in conjunction with the various tables and accompanying narrative disclosure appearing in this Form 10-K. Those tables and narrative disclosure provide more detailed information regarding the compensation and benefits awarded to, earned by, or paid to our Named Executive Officers, as well as the plans in which they are eligible to participate. At last year’s annual meeting, our shareholders provided an advisory "say-on-pay" vote indicating their overwhelming support of the Company’s compensation program for our Named Executive Officers. Our shareholders had previously voted that such say-on-pay votes be held annually. As a result, a proposal presented to the Company’s shareholders at the 2023 annual meeting of shareholders will seek our shareholders’ input on our executive compensation program.
Executive Summary. Our executive compensation program, developed by management and approved by the Compensation Committee, is intended to be simple (easily understood) and team-based, focused on a few key performance metrics, and balanced among:

•	employees, managers and executives;

•	long-term and short-term objectives;

•	financial and stock performance; and

•	cash and equity compensation.
The compensation program is designed to align the interests of the executive team with the interests of our shareholders. It uses salary, benefits, and non-equity-based and equity-based incentive plans to achieve these goals, with a focus on tying compensation to corporate performance. The retention of top talent and the achievement of corporate objectives measure the effectiveness of our compensation program.
The Company's financial performance for the fiscal year ended April 29, 2023 included a decrease in orders of 19.5 percent to $681 million. Fiscal 2022 saw a record number of orders from pent-up demand after COVID, and orders for fiscal 2023 continue to be strong. In addition, macroeconomic and geopolitical conditions caused the decline in orders in the International business unit. The year-over-year growth in net sales was driven by fulfilling orders in backlog and continued order bookings. Sales growth was driven by strong market demand, increased capacity, and realization of price increases implemented beginning in late fiscal year 2022. We have seen stabilizing and improving supply chain conditions and have invested in automated machinery and equipment and in labor capacity to increase the rate of conversion of orders into sales, creating more throughput in our factories. Financial metrics for fiscal 2023 included a 1.5 percent return on assets and a 3.6 percent return on beginning shareholders' equity. Operating margin was 2.8 percent as a percent of sales for fiscal 2023 as compared to 0.7 percent as a percent of sales for fiscal 2022 due to part supply disruptions during fiscal 2022.
Changes to executive compensation during the last fiscal year were mainly due to maintaining the competitiveness of our compensation program. In addition, executive pay was reinstated beginning in fiscal 2022, after an April 1, 2020 reduction in executive compensation in response to the uncertainty, longevity, and severity of the effects of the COVID-19 pandemic would have had on Daktronics' business.
Role of Compensation Committee, Philosophy and Objectives. The Compensation Committee has the responsibility for guiding our executive compensation philosophy and overseeing the design of our executive compensation programs. In arriving at the appropriate levels of pay and incentive opportunities, the Compensation Committee reviews our compensation philosophy and trends in our peer group to assure that our executive compensation program is competitive to effectively recruit and retain talented management, focus our executives to achieve short- and long-range corporate objectives, and align the interests of the executives with the interests of our shareholders.
The Compensation Committee bases its executive compensation decisions on the following philosophies:

•	Executive compensation should be appropriate to recruit and retain high-performing executives successfully, taking into account executive pay at comparable companies and our pay practices for non-executive employees.

•	An individual executive's compensation should be based on the executive's responsibility level, capability and performance.

•	The executive team's compensation should include a significant component that is based on the Company's overall financial performance to encourage the executive team to focus on the overall success of the Company.

•	Our executives should receive few perquisites, if any, other than those provided to all employees.
The Compensation Committee annually reviews each executive's compensation. The Compensation Committee has determined that our executives' compensation will include base salary, non-equity-based incentive compensation, and equity-based incentive pay in the form of options and restricted stock units. We view the various components of compensation as related but distinct.
We determine the appropriate level for each executive compensation component based in part, but not exclusively, on the following factors:

•	internal equity and consistency;

•	individual performance;

•	the executive compensation paid by other companies with which we compete for executive talent; and

•	Company performance.
The base salary reflects the pay the Compensation Committee believes is appropriate for each executive's responsibility, capability and performance. The non-equity-based incentive compensation is designed to focus the executive team on the Company-wide goals and objectives, which focus on growth in revenue and reductions in costs in order to achieve and sustain a target operating margin. The Compensation Committee has not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, although it has a preference for a material amount of "at risk" compensation, the amount of which is based on our financial results. The equity-based compensation plan is designed to encourage executives to also own shares of common stock in the Company and thereby align executives' interests with our shareholders' interests.
The Compensation Committee considers both internal equity and market competitiveness. We compare executive pay to the compensation of other key managers and employees at the Company. As described below, we also compare overall executive compensation to comparison companies and to salary database information. The Compensation Committee believes that equitable and competitive compensation, as well as leader development and promotion-from-within, are essential to retain high-performing executives. Our currently employed Named Executive Officers have an average of 31.6 years of experience with Daktronics.
For fiscal 2023, our Named Executive Officers were Reece A. Kurtenbach, Chair, President and CEO; Sheila M. Anderson, Chief Financial Officer and Treasurer; Bradley T. Wiemann, Executive Vice President; Matthew J. Kurtenbach, Vice President of Manufacturing; and Carla S. Gatzke, Vice President of Human Resources and Secretary.
Role of Executive Officers in Compensation Decisions. Our CEO and Vice President of Human Resources present to the Compensation Committee their recommendations for the salary, non-equity-based incentive compensation, and equity-based compensation grants for the Named Executive Officers. The Compensation Committee considers these recommendations and accepts or adjusts them, in whole or in part. The CEO and Vice President of Human Resources are not present for the discussions or determinations about their own compensation, but they generally participate in the discussions regarding other executive officers’ compensation. The Chair of the Compensation Committee presents the Compensation Committee’s findings regarding compensation for executive officers to the Board. Based on such input, the Board reviews and generally approves and adopts the Committee's recommendations regarding the executives' compensation plan.
Benchmarking. In making decisions regarding elements and amounts of compensation, the Compensation Committee considers the compensation paid to executive officers at similar levels and responsibilities. These are public companies in our geographical area with revenues of between $250 million and $1 billion and with a focus on manufacturing or technology.
The following list sets forth the companies comprising our peer group list:

Apogee Enterprises, Inc.	Hawkins, Inc.	Johnson Outdoors Inc
Badger Meter, Inc.	iMedia Brands, Inc.	Manitowoc Co Inc.
Bio-Techne Corporation	Tennant Company	Proto Labs Inc.
Douglas Dynamics Inc	Lindsay Corporation	Strattec Security Corp.
Raven Industries, Inc.	Enerpac Tool Group Corp.	Mayville Engineering Co Inc.
Graco, Inc.	Flexsteel Industries Inc.	MTS Systems Corp

The Compensation Committee also considers compensation data from the Economic Research Institute, which takes into consideration company size, geography, base salary and variable cash compensation but excludes equity incentive compensation information.
The Compensation Committee believes that its executive compensation is sufficiently conservative, as well as appropriately competitive, so as not to require an external consultant opinion.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the section of this Form 10-K entitled "Compensation Discussion and Analysis" with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
By the Compensation Committee,

John P. Friel, Chair
Dr. José-Marie Griffiths
Shereta D. Williams
Howard I. Atkins

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding the beneficial ownership of common stock as of June 30, 2023 by each of our Directors; by each Named Executive Officer named in the Summary Compensation Table; by all Named Executive Officers, and all Directors as a group; and by each shareholder who is known by us to own beneficially more than five percent of our outstanding common stock.

Name and Address of Beneficial Owners	Note	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Shares(2)
5% Beneficial Owners:	(15)
Dimensional Fund Advisors LP	(16)	2,472,089	5.4%
Building One, 6300 Bee Cave Road
Austin, TX 78746
Alta Fox Opportunities Fund, LP	(17)	2,292,736	5.0%
640 Taylor Street, Ste 2522
Fort Worth, TX 76102
Dr. Aelred J. Kurtenbach	(18)	2,781,499	6.1%
Daktronics, Inc. 401(k) Plan	(19)	2,465,803	5.4%
Named Executive Officers, Directors, and Director Nominee:
Reece A. Kurtenbach	(3)	721,036	1.6%
Howard I. Atkins	(4)	17,667	*
Kevin P. McDermott	(5)	98,482	*
John P. Friel	(6)	93,834	*
Dr. José-Marie Griffiths	(7)	44,016	*
Shereta D. Williams	(8)	30,026	*
Lance D. Bultena	(9)	30,026	*
Sheila M. Anderson	(10)	101,782	*
Bradley T. Wiemann	(11)	203,131	*
Matthew J. Kurtenbach	(12)	332,311	*
Carla S. Gatzke	(13)	830,898	1.8%
Andrew D. Siegel	(14)	1,295,659	2.8%
All Directors and all Named Executive Officers as a group (12 persons, consisting of those named above)		3,798,868	8.3%
* Less than one percent

(1)	Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2)
Applicable percentage ownership is based on 45,703,283 shares of common stock outstanding as of June 30, 2023. In computing the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable, options held by that person or group that are exercisable within 60 days of June 30, 2023, and restricted stock units that are scheduled to vest within 60 days of June 30, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(3)
Includes 144,483 shares subject to options, 33,538 shares held through the 401(k) Plan, 17,400 shares held by his spouse, 44,800 shares held by his children, and 5,400 shares of restricted stock which vest within 60 days from June 30, 2023.

(4)	Includes 17,667 shares of restricted stock which vest on August 23, 2023.

(5)	Includes 17,496 shares subject to exercisable options and 19,867 shares of restricted stock which vest on August 23, 2023.

(6)	Includes 17,496 shares subject to exercisable options and 19,867 shares of restricted stock which vest on August 23, 2023.

(7)	Includes 19,867 shares of restricted stock which vest on August 23, 2023.

(8)	Includes 19,867 shares of restricted stock which vest on August 23, 2023.

(9)	Includes 19,867 shares of restricted stock which vest on August 23, 2023.

(10)	Includes 59,120 shares subject to options, 8,532 shares held through the 401(k) Plan and 2,500 shares of restricted stock which vest within 60 days from June 30, 2023.

(11)	Includes 59,750 shares subject to options, 597 shares held by his spouse and 2,500 shares of restricted stock which vest within 60 days from June 30, 2023.

(12)	Includes 59,750 shares subject to options, 16,098 shares held through 401(k) Plan, 39,100 shares held by his children and 2,500 shares of restricted stock which vest within 60 days from June 30, 2023.

(13)
Includes 56,600 shares subject to options, 176,604 shares held through the 401(k) Plan, 90,000 shares held by her spouse, 15,005 shares held by her child and 2,500 shares of restricted stock with which vest within 60 days from June 30, 2023.

(14)	Consists of 1,275,392 shares owned by Prairieland Holdco, LLC ("PLH"). Mr. Siegel is the sole member and president of Prairieland MM, LLC. which is the manager of PLH.

(15)	To the Company's knowledge, except as noted in the table above, no person or entity is the beneficial owner of more than five percent of the outstanding shares of the Company's common stock.

(16)
Data based on an Amendment to Schedule 13G/A filed by the shareholder with the Securities and Exchange Commission (the "SEC") on February 10, 2023. As set forth in the Schedule 13G/A, Dimensional Fund Advisors LP has sole voting power as to 2,402,791 of these shares and sole dispositive power as to all 2,472,089 shares.

(17)
Data based on Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by Alta Fox Opportunities Fund, LP and its affiliates named therein with the SEC on June 9, 2023. As set forth in Amendment No. 3, the number of shares of common stock set forth in the table includes 246,653 shares currently issuable upon the conversion of the Convertible Note. Also as set forth in Amendment No. 3, Alta Fox Opportunities Fund, LP has sole voting power and sole dispositive power as to none of the shares set forth in the table. In addition, as set forth in Amendment No. 3, and based on other information provided by the shareholder, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock owned by the Investor, and the Investor shares voting and dispositive powers with such persons as to such shares: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.

(18)
Includes 848,488 shares held by his spouse, Irene Kurtenbach, and 721,675 shares held in Medary Creek LLLP. Medary Creek LLLP is a limited liability limited partnership of which Aelred and Irene Kurtenbach are the general partners. The address for Aelred and Irene Kurtenbach and Medary Creek LLLP is 47209 220th Street, Brookings, SD 57006. Aelred J. Kurtenbach is a founder of the Company and its former Chairperson, President and Chief Executive Officer.

(19)	The common stock held by the 401(k) Plan and allocated to the 401(k) Plan participants are voted by the trustee of the 401(k) Plan according to the instructions of the 401(k) Plan participants. The address of the 401(k) Plan is 201 Daktronics Drive, Brookings, South Dakota 57006.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of April 29, 2023 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2007 Stock Incentive Plan	314,632	$12.11	—
2015 Stock Incentive Plan	815,318	8.61	—
2020 Stock Incentive Plan	915,400	4.07	1,801,857
Employee Stock Purchase Plan(1)	Not Applicable	Not Applicable	1,574,555
Total	2,045,350	$7.11	3,376,412

(1)	Under the ESPP, shares are acquired at the time of investment by the participating employees at the applicable discount.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policy and Procedures with Respect to Related Party Transactions
The Board has adopted a written policy and procedures with respect to related party transactions, which the Audit Committee oversees. Under the policy, a "related party transaction" is generally defined as a transaction, arrangement or relationship in which the Company was, is or will be a participant; the amount involved exceeds $120,000; and in which any "related person" had, has or will have a direct or indirect material interest. The policy generally defines a "related person" as a Director, executive officer or beneficial owner of more than five percent of any class of our voting securities and any immediate family member of any of the foregoing persons.
The Audit Committee reviews and, if appropriate, approves related party transactions, including certain transactions which are deemed to be pre-approved under the policy. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is ongoing.
As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of this Form 10-K, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement with Alta Fox Opportunities Fund, LP (the “Investor”). Under the Securities Purchase Agreement, the Company sold and issued to the Investor the Convertible Note in exchange for the payment by the Investor to the Company of $25.0 million. As of May 11, 2023, and based on Amendment No. 3 to the Schedule 13D filed by the Investor and its affiliates named therein on May 15, 2023 with the SEC, the Investor and its affiliates beneficially owned 4,767,551 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Investor to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Investor and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
Since May 11, 2023 through June 30, 2023, the largest aggregate amount outstanding under the Convertible Note was $25.3 million, consisting of $25.0 million of principal and $0.3 million of interest; a total of $25.3 million was outstanding as of June 30, 2023; and, since May 11, 2023 through June 30, 2023; no payments of principal or interest had been made on the amounts due under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Investor and the Company, the Registration Rights Agreement, and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” is hereby incorporated by reference into this Item 13. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”). The Standstill Agreement is filed as Exhibit 10.13 to this Form 10-K.
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by the Investor and its affiliates named therein on June 9, 2023 with the SEC and based on other information provided by the Investor, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock owned by the Investor: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.
On June 7, 2023, the Company received from the Investor written notice of a decrease in the “Percentage Cap” (as such term is defined in the Convertible Note) from 9.99 percent to 4.99 percent, which decrease became effective immediately upon the Company’s receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Investor may own. Based on Amendment No. 3, the Investor and its affiliates identified in Amendment No. 3 owned 2,292,736 shares of common stock on June 9, 2023, representing 4.99% of the common stock of the Company, meaning the Investor and its affiliates are no longer “related parties” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933.
The Company has entered into no other related party transactions since April 30, 2022 through June 30, 2023.
Independence of Directors
Annually, the Board determines the independence of its members in accordance with the Nasdaq Listing Rules and any applicable provisions of or regulations under the Securities Exchange Act of 1934.
During fiscal 2023, the Audit Committee consisted of Kevin P. McDermott (Chairperson), John P. Friel, Shereta D. Williams, and Lance D. Bultena. The Board has determined that each Audit Committee member is independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Securities Exchange Act of 1934.
During fiscal 2023, the Compensation Committee consisted of John P. Friel (Chairperson), Dr. José-Marie Griffiths, Shereta D. Williams, and Howard I. Atkins (appointed December 6, 2022) . The Board has determined that all of the Compensation Committee members are independent directors as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.
During fiscal 2023, the Nominating and Corporate Governance Committee consisted of prior Director James B. Morgan (Chairperson until July 20, 2022), Dr. José-Marie Griffiths, Lance D. Bultena (appointed on September 2, 2021 and named Chairperson on July 20 2022), Kevin P. McDermott, and Andrew D. Siegel (appointed on September 7, 2022). The Board has determined that all of the Nominating and Corporate Governance Committee members are independent directors, as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board has selected Deloitte & Touche, LLP ("Deloitte") to serve as our independent registered public accounting firm (the "Independent Auditor") for the fiscal year ending April 27, 2024. Deloitte has been our Independent Auditor since fiscal 2018.
The Audit Committee recognizes the importance of maintaining the independence of the Company's Independent Auditor, both in fact and appearance. Each year, the Audit Committee evaluates the qualifications, performance and independence of our Independent Auditor and determines whether to re-engage such firm. In doing so, the Audit Committee considers, among other things, the quality and efficiency of the services provided by the Independent Auditor, its capabilities and its technical expertise, its knowledge of our operations and industry, and relevant information concerning its independence.
While not required to do so, the Board will submit the selection of Deloitte for ratification at the 2023 annual meeting of shareholders to ascertain the views of our shareholders with respect to the choice of Deloitte as our Independent Auditor. If the shareholders do not approve the selection of Deloitte, the Audit Committee will reconsider its selection. A representative from Deloitte is expected to be present at the 2023 annual meeting.
Audit and Other Professional Fees
The following table presents the aggregate fees billed for professional services rendered by Deloitte, including out-of-pocket expenses, for fiscal 2023 and 2022. As provided in the Audit Committee’s Charter, all engagements for any non-audit services by our Independent Auditor must be approved by the Audit Committee before the commencement of any such services. The Audit Committee may designate a member or members of the Audit Committee to represent the entire Audit Committee for purposes of approving non-audit services, subject to review by the full Audit Committee at its next regularly scheduled meeting. The Audit Committee considers the provision of services by Deloitte to us, over and above the audit fees, to be compatible with the ability of Deloitte to maintain its independence.

	Fiscal Year Ended
	April 29, 2023	April 30, 2022
Audit Fees (1)	$968,018	$845,800
Audit-Related Fees (2)	43,300	44,800
Tax Fees (3)	14,453	43,409
All Other Fees (3)	3,790	3,790
Totals	$1,029,561	$937,799

(1)	Audit Fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the audit of our internal control over financial reporting, the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees are fees for assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of our financial statements.

(3)	All Other Fees are fees for other permissible work performed by Deloitte that does not meet the above category descriptions.

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of April 29, 2023 and April 30, 2022
Consolidated Statements of Operations for each of the three fiscal years ended April 20, 2023, April 30, 2022 and May 1, 2021
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended April 29, 2023, April 30, 2021 and May 1, 2021
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 29, 2023, April 29, 2022 and May 1, 2021
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 29, 2023, April 30, 2022 and May 1, 2021
Notes to the Consolidated Financial Statements

(2)	Schedules

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)	Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 001-38747 unless otherwise indicated.

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
4.2
Rights Agreement dated as November 16, 2018 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Daktronics, Inc. filed on November 16, 2018, Commission File No. 000-23246).

4.3
First Amendment to Rights Agreement dated as of November 19, 2021 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 of the Current report on Form 8-K of Daktronics, Inc. filed on November 19, 2021).

4.4	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q on August 20, 2007, Commission File No. 000-23246).*
4.5
Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015, Commission File No. 000-23246).*

4.6	Daktronics, Inc. 2020 Incentive Stock Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*
4.7	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).*
4.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).*
4.9	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).*

4.10	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).*
4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (1)
10.1
Credit Agreement dated November 15, 2016 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on November 16, 2016, Commission File No. 000-23246).

10.2
Revolving Note dated November 15, 2016 issued by the Company to U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on November 16, 2016, Commission File No. 000-23246).

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

10.7
Amendment to Credit Agreement and Revolving Note dated as of August 16, 2022 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 files with our Current Report on Form 8-K filed on August 18, 2022).

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

10.12	Cooperation Agreement dated July 23, 2022 by and between the Company and Prairieland Holdco, LLC (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
10.13
Standstill and Voting Agreement dated as of March 19, 2023 by and among Daktronics, Inc., Alta Fox Management, LLC and Connor Haley (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 20, 2023).

10.14
Credit Agreement dated as of May 11, 2023 by and among Daktronics, Inc. and the other Borrowers; the other Loan Parties to the Credit Agreement; the Lenders party to the Credit Agreement; and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).**

10.15
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.16
Securities Purchase Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).**

10.17
Senior Secured Convertible Note dated as of May 11, 2023 issued by Daktronics, Inc. to Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.18
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.19
Registration Rights Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.20
Intercreditor Agreement dated as of May 11, 2023 by and among Daktronics, Inc., JPMorgan Chase Bank, N.A., and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.7 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

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

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2023.

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

Signature	Title	Date

By /s/ Shereta D. Williams	Director	July 12, 2023
Shereta D. Williams

By /s/ Lance D. Bultena	Director	July 12, 2023
Lance D. Bultena

By /s/ Dr. José-Marie Griffiths	Director	July 12, 2023
Dr. José-Marie Griffiths

By /s/ Reece A. Kurtenbach	Director	July 12, 2023
Reece A. Kurtenbach

By /s/ Andrew D. Siegel	Director	July 12, 2023
Andrew D. Siegel

By /s/ John P. Friel	Director	July 12, 2023
John P. Friel

By /s/ Kevin P. McDermott	Director	July 12, 2023
Kevin P. McDermott

By /s/ Howard I. Atkins	Director	July 12, 2023
Howard I. Atkins