Form 10-Q
period 2023-07-29
DAKTRONICS INC /SD/
filed 2023-09-08
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 21, 2023 was 45,716,424.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 29, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	July 29, 2023	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,775	$23,982
Restricted cash	8,575	708
Marketable securities	539	534
Accounts receivable, net	125,613	109,979
Inventories	144,794	149,448
Contract assets	50,539	46,789
Current maturities of long-term receivables	970	1,215
Prepaid expenses and other current assets	9,848	9,676
Income tax receivables	5	326
Total current assets	386,658	342,657

Property and equipment, net	72,080	72,147
Long-term receivables, less current maturities	153	264
Goodwill	3,332	3,239
Intangibles, net	1,090	1,136
Debt issuance costs	—	3,866
Investment in affiliates and other assets	27,866	27,928
Deferred income taxes	16,839	16,867
TOTAL ASSETS	$508,018	$468,104

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	July 29, 2023	April 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$—
Accounts payable	62,449	67,522
Contract liabilities	89,318	91,549
Accrued expenses	31,992	36,005
Warranty obligations	13,644	12,228
Income taxes payable	5,514	2,859
Total current liabilities	204,417	210,163

Long-term warranty obligations	20,926	20,313
Long-term contract liabilities	14,541	13,096
Other long-term obligations	5,463	5,709
Long-term debt, net	41,422	17,750
Deferred income taxes	202	195
Total long-term liabilities	82,554	57,063

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 45,644,800 and 45,488,595 shares issued at July 29, 2023 and April 29, 2023, respectively	63,684	63,023
Additional paid-in capital	50,816	50,259
Retained earnings	122,606	103,410
Treasury Stock, at cost, 1,907,445 shares at July 29, 2023 and April 29, 2023, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(5,774)	(5,529)
TOTAL SHAREHOLDERS' EQUITY	221,047	200,878
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$508,018	$468,104

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales	$232,531	$171,920
Cost of sales	161,384	146,126
Gross profit	71,147	25,794

Operating expenses:
Selling	12,929	14,433
General and administrative	9,599	9,441
Product design and development	8,403	7,439
	30,931	31,313
Operating income (loss)	40,216	(5,519)

Nonoperating (expense) income:
Interest (expense) income, net	(881)	(60)
Change in fair value of convertible note	(7,260)	—
Other expense and debt issuance costs write-off, net	(3,979)	(747)

Income (loss) before income taxes	28,096	(6,326)
Income tax expense (benefit)	8,900	(1,000)
Net income (loss)	$19,196	$(5,326)

Weighted average shares outstanding:
Basic	45,645	45,097
Diluted	46,198	45,097

Earnings (loss) per share:
Basic	$0.42	$(0.12)
Diluted	$0.42	$(0.12)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	July 29, 2023	July 30, 2022

Net income (loss)	$19,196	$(5,326)

Other comprehensive (loss):
Cumulative translation adjustments	(252)	(642)
Unrealized gain on available-for-sale securities, net of tax	7	1
Total other comprehensive income (loss), net of tax	(245)	(641)
Comprehensive income (loss)	$18,951	$(5,967)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	$63,023	$50,259	$103,410	$(10,285)	$(5,529)	$200,878
Net income	—	—	19,196	—	—	19,196
Cumulative translation adjustments	—	—	—	—	(252)	(252)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	7	7
Share-based compensation	—	557	—	—	—	557
Exercise of stock options	46	—	—	—	—	46
Employee savings plan activity	615	—	—	—	—	615
Balance as of July 29, 2023	$63,684	$50,816	$122,606	$(10,285)	$(5,774)	$221,047
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,196	$(5,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,669	4,025
Loss (gain) on sale of property, equipment and other assets	11	(361)
Share-based compensation	557	511
Equity in loss of affiliates	690	890
Provision (recovery) for doubtful accounts, net	(65)	177
Deferred income taxes, net	12	12
Non-cash impairment changes	442	—
Change in fair value of convertible note	7,260	—
Debt issuance costs write-off	3,353	—
Change in operating assets and liabilities	(16,875)	(22,743)
Net cash provided by (used in) operating activities	19,250	(22,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,547)	(10,655)
Proceeds from sales of property, equipment and other assets	27	365
Proceeds from sales or maturities of marketable securities	—	999
Purchases of equity and loans to equity investees	(1,186)	(1,081)
Net cash used in investing activities	(5,706)	(10,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	40,000	92,098
Payments on notes payable	(17,750)	(67,970)
Principal payments on long-term obligations	(102)	—
Debt issuance cost	(5,838)	—
Proceed from exercise of stock options	46	—
Net cash provided by financing activities	16,356	24,128

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(240)	80
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,660	(8,979)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	24,690	18,008
End of period	$54,350	$9,029

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$97	$75
Income taxes, net of refunds	5,771	685

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	839	3,326
Contributions of common stock under the ESPP	614	594
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Estimates used in the preparation of the unaudited consolidated financial statements include, among others, revenue recognition, future warranty expenses, the fair value of long-term debt, the fair value of investments in affiliates, income tax expenses, and stock-based compensation. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet at April 29, 2023 has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended April 29, 2023, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC"). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 29, 2023 and July 30, 2022 contained operating results for 13 weeks.
Cash and cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure issuances of foreign bank guarantees and letters of credit outstanding under a previous credit agreement.

	July 29, 2023	July 30, 2022
Cash and cash equivalents	$45,775	$8,279
Restricted cash	8,575	750
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$54,350	$9,029
The increase in the restricted cash balance is due to bank guarantees or other financial instruments for display installations issued by other banks and secured by restricted cash deposits.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $45,775 in cash and cash equivalent balances as of July 29, 2023, $36,426 were denominated in United States dollars, of which $941 were held by our foreign subsidiaries. As of July 29, 2023, we had an additional $9,349 in cash balances denominated in foreign currencies, of which $8,513 were maintained in accounts of our foreign subsidiaries.

Recent Accounting Pronouncements
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Accounting Standards Adopted
In July 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Bulletin ("SAB") number 120. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. ASU 2023-03 did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share ("EPS") for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 was effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. In the first quarter of fiscal 2024, we adopted ASU 2020-06. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our convertible note issued on May 11, 2023 (the "Convertible Note"). See "Note 7. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note.

Accounting Standards Not Yet Adopted
There are no significant ASU's issued that the Company has not yet adopted as of July 29, 2023
Note 2. Investments in Affiliates
We evaluated the nature of our investment in affiliates of XdisplayTM, which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. We determined that Miortech is a variable interest entity (VIE), and based on management's analysis, we determined that Daktronics is not the primary beneficiary; therefore, the investment in Miortech is accounted for under the equity method.
The aggregate amount of our investments accounted for under the equity method was $10,804 and $11,934 as of July 29, 2023 and April 29, 2023, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. For the three months ended July 29, 2023, our share of the losses of our affiliates was $690 as compared to $890 for the three months ended July 30, 2022.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the three months ended July 29, 2023 and July 30, 2022 was $78 and $0, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the three months ended July 29, 2023, $2 remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
During the three months ended July 29, 2023, we invested $750 in convertible notes and $436 in promissory notes (collectively, "Notes") of our affiliates, which is included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets. During the three months ended July 29, 2023, we did not convert any Notes to stock ownership. Our ownership in Miortech was 55.9 percent and in XdisplayTM was 16.4 percent as of July 29, 2023. The total amount of Notes as of July 29, 2023 was $9,993 and is included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets. The Notes balance combined with the investment in affiliates balance totaled $20,797 and $24,414 as of July 29, 2023 and July 30, 2022, respectively.
Note 3. Earnings Per Share ("EPS")
In the first quarter of fiscal 2024, we adopted ASU 2020-06. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our convertible note issued on May 11, 2023 (the "Convertible Note"). See "Note 7. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note. Under the if-converted method, the Convertible Note is assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects, are added back to the numerator of the calculation. The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 29, 2023 and July 30, 2022:

	Three Months Ended
	July 29, 2023	July 30, 2022
Earnings per share - basic
Net income (loss)	$19,196	$(5,326)
Weighted average shares outstanding	45,645	45,097
Basic earnings (loss) per share	$0.42	$(0.12)

Earnings per share - diluted
Net income (loss)	$19,196	$(5,326)
Diluted net income (loss)	$19,196	$(5,326)

Weighted average common shares outstanding	45,645	45,097
Dilution associated with stock compensation plans	553	—
Weighted average common shares outstanding, assuming dilution	46,198	45,097

Diluted earnings (loss) per share	$0.42	$(0.12)
Options outstanding to purchase 1,326 shares of common stock with a weighted average exercise price of $8.97 for the three months ended July 29, 2023 and 2,102 shares of common stock with a weighted average exercise price of $8.12 for the three months ended July 30, 2022 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
Note 4. Revenue Recognition
Disaggregation of revenue
In accordance with Accounting Standards Codification ("ASC") 606-10-50, we disaggregate revenue from contracts with customers by the type of performance obligation and the timing of revenue recognition. We determine that disaggregating revenue in these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors and to enable users of financial statements to understand the relationship to each reportable segment.

The following table presents our disaggregation of revenue by segments:

	Three Months Ended July 29, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,918	$76,547	$15,119	$12,584	$8,790	$125,958
Limited configuration	29,913	9,961	40,337	8,067	5,239	93,517
Service and other	4,052	5,491	778	718	2,017	13,056
	$46,883	$91,999	$56,234	$21,369	$16,046	$232,531
Timing of revenue recognition
Goods/services transferred at a point in time	$31,018	$10,777	$39,081	$8,267	$5,843	$94,986
Goods/services transferred over time	15,865	81,222	17,153	13,102	10,203	137,545
	$46,883	$91,999	$56,234	$21,369	$16,046	$232,531

	Three Months Ended July 30, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,687	$42,168	$6,592	$12,486	$6,501	$72,434
Limited configuration	31,776	8,480	28,283	6,099	11,501	86,139
Service and other	3,655	5,735	934	955	2,068	13,347
	$40,118	$56,383	$35,809	$19,540	$20,070	$171,920
Timing of revenue recognition
Goods/services transferred at a point in time	$32,557	$9,222	$27,090	$6,382	$11,876	$87,127
Goods/services transferred over time	7,561	47,161	8,719	13,158	8,194	84,793
	$40,118	$56,383	$35,809	$19,540	$20,070	$171,920
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
The following table reflects the changes in our contract assets and liabilities:

	July 29, 2023	April 29, 2023	Dollar Change	Percent Change
Contract assets	$50,539	$46,789	$3,750	8.0%
Contract liabilities - current	89,318	91,549	(2,231)	(2.4)
Contract liabilities - noncurrent	14,541	13,096	1,445	11.0
The changes in our contract assets and contract liabilities from April 29, 2023 to July 29, 2023 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for the three months ended July 29, 2023.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

July 29, 2023
Balance as of April 29, 2023	$28,338
New contracts sold	13,218
Less: reductions for revenue recognized	(9,785)
Foreign currency translation and other	(1,044)
Balance as of July 29, 2023	$30,727
Contracts in progress identified as loss contracts as of July 29, 2023 and as of April 29, 2023 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the three months ended July 29, 2023, we recognized revenue of $59,506 related to our contract liabilities as of April 29, 2023.
Remaining performance obligations
As of July 29, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $386,622. Remaining performance obligations related to product and service agreements as of July 29, 2023 were $323,725 and $62,897, respectively. We expect approximately $320,898 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the three months ended July 29, 2023 and July 30, 2022 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales:
Commercial	$46,883	$40,118
Live Events	91,999	56,383
High School Park and Recreation	56,234	35,809
Transportation	21,369	19,540
International	16,046	20,070
	232,531	171,920

Gross profit:
Commercial	12,769	4,821
Live Events	27,940	3,786
High School Park and Recreation	20,825	9,977
Transportation	7,089	5,838
International	2,524	1,372
	71,147	25,794

Operating expenses:
Selling	12,929	14,433
General and administrative	9,599	9,441
Product design and development	8,403	7,439
	30,931	31,313
Operating income (loss)	40,216	(5,519)

Nonoperating (expense) income:
Interest (expense) income, net	(881)	(60)
Change in fair value of convertible note	(7,260)	—
Other expense and debt issuance costs write-off, net	(3,979)	(747)
Income (loss) before income taxes	$28,096	$(6,326)

Depreciation and amortization:
Commercial	$1,042	$803
Live Events	1,613	1,566
High School Park and Recreation	462	339
Transportation	168	125
International	566	545
Unallocated corporate depreciation and amortization	818	647
	$4,669	$4,025
No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales:
United States	$214,593	$149,438
Outside United States	17,938	22,482
	$232,531	$171,920

	July 29, 2023	April 29, 2023
Property and equipment, net of accumulated depreciation:
United States	$64,251	$63,786
Outside United States	7,829	8,361
	$72,080	$72,147
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
Note 6. Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the three months ended July 29, 2023 were as follows:

	Commercial	Transportation	Total
Balance as of April 29, 2023	$3,198	$41	$3,239
Foreign currency translation	72	21	93
Balance as of July 29, 2023	$3,270	$62	$3,332
We perform an analysis of goodwill on an annual basis and test for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
Note 7. Financing Agreements

Long-term debt consists of the following:

	July 29, 2023	April 29, 2023
ABL credit facility	$—	$—
Prior line of credit	—	17,750
Mortgage	15,000	—
Convertible note	25,000	—
Long-term debt, gross	40,000	17,750
Debt issuance costs	(4,338)	—
Change in fair value of convertible note	7,260	—
Current portion	(1,500)	—
Long-term debt, net	$41,422	$17,750
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility (the "ABL") maturing on May 11. 2026, secured by first priority lien on the Company's assets and which is subject to certain factors which can impact our borrowing capacity, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage"). The ABL and Delayed Draw Loan are evidenced by a Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") between the Company and JPMorgan Chase Bank, N.A., as the lender. On May 11, 2023 the Company paid all amounts outstanding on the prior credit agreement and this prior credit agreement was terminated as of this date. No gain or loss was recognized upon termination and the Company incurred no early termination penalties in connection with such termination.
Under the ABL, certain factors can impact our borrowing capacity. As of July 29, 2023, our borrowing capacity was $47,596, and there were no borrowings outstanding and $1,460 used to secure letters of credit outstanding.
The interest rate on the ABL is set on a sliding scale based on the trailing 12 month fixed charge coverage and ranges from 2.5 percent to 3.5 percent over the standard overnight financing rate (SOFR). The ABL is secured by a first priority lien on the Company's assets described in the Credit Agreement and the Pledge and Security Agreement dated as of May 11, 2023 by and among the Company, Daktronics Installation, Inc. and JPMorgan Chase Bank, N.A.
The $15,000 Delayed Draw Loan was funded on July 7, 2023 and is secured the Mortgage on the Company's Brookings, South Dakota real estate. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12 month fixed charge coverage ratio and ranges between 1.0 percent and 2.0 percent over the Commercial Bank Floating Rate (CBFR).
Convertible Note
On May 11, 2023, we issued $25,000 in aggregate principal amount evidenced by the secured Convertible Note due May 11, 2027. The Convertible Note holder has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property, subject to the Intercreditor Agreement dated as of May 11, 2023 by and among the Company, JPMorgan Chase Bank N.A., and the holder of the Convertible Note.
Conversion Features
•The Convertible Note allows the Investor and any of the Investor’s permitted transferees, donees, pledgees, assignees or successors-in-interest (collectively, the “Selling Shareholders”) to convert all or any portion of the principal amount of the Convertible Note, together with any accrued and unpaid interest and any other unpaid amounts, including late charges, if any (together, the “Conversion Amount”), into shares of the Company’s common stock at an initial conversion price of $6.31 per share, subject to adjustment in accordance with the terms of the Convertible Note (the “Conversion Price”).

•The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the Convertible Note, pursuant to which it can cause all or any portion of the outstanding and unpaid Conversion Amount to be converted into shares of common stock at the Conversion Price.

Additionally, if the Company fails other than by reason of a failure by the Holder to comply with its obligations, the Holder is permitted to cash payments from the Company until the Conversion Failure is cured.

Redemption Features

•If the Company were to have an Event of Default, as defined by the Convertible Note, then the Holder may require the Company to redeem all or any portion of the Note.

•If the Company has a Change of Control, as defined by the Convertible Note, then the Holder is entitled to the outstanding amount of the Note at the Change in Control Redemption Price as defined in the Note.

Interest

Interest is payable in either (i) cash or (ii) in a combination of cash interest and capitalized interest at the option of the Company; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of July 29, 2023.

We elected the fair value option to account for the Convertible Note as described in "Note 10. Fair Value Measurement" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. We have elected to present the fair value and the accrued interest component separately in the income statement. Therefore, interest will be recognized and accrued separately in interest expense, with changes in fair value of the Note presented in the "Change in fair value of convertible note" line item in our condensed consolidated statements of operations.

The changes in fair value of the Convertible Note during the quarter ended July 29, 2023 is as follows:

Liability Component
(in thousands)
As of May 11, 2023	$25,000
Redemption of convertible promissory note	—
Fair Value Change Recognized	7,260
As of July 29, 2023	$32,260

The estimated fair value of the Convertible Note upon issuance date May 11, 2023 and as of July 29, 2023 was computed using a Binomial Lattice Model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the Binomial Lattice Model:

Risk-Free Rate (Annual)	4.34%
Implied Yield	18.54%
Volatility (Annual)	55.00%
Dividend Yield (Annual)	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of July 29, 2023, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.

Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,019 in debt issuance costs. During the first quarter, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs which is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. During the first quarter, we have amortized $328 of debt issuance costs. The remaining debt issuance costs of $4,338 is being amortized over the four-year term of the Credit Facility agreement.
Fair Value and Future Maturities
As of July 29, 2023 and April 29, 2023, the fair value of long-term debt, gross was $47,260 and $17,750, respectively. The fair value of the Convertible Notes was $32,260 as of July 29, 2023.
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2024	$1,125
2025	1,500
2026	1,500
2027	10,875
2028	25,000
2029 and beyond	—
Total senior secured notes and convertible notes	$40,000

As of July 29, 2023, we had $6,114 of bank guarantees or other financial instruments for display installations issued by other banks and secured by restricted cash deposits. If we are unable to meet the terms of the arrangement, the bank would subrogate its loss by drawing on the secured cash deposit.
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

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that any material loss would be incurred. Accordingly, no material accrual or disclosure of a potential range of loss has been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings or claims to have a material effect on our financial position, liquidity, or capital resources.

Warranties: Changes in our warranty obligation for the three months ended July 29, 2023 consisted of the following:

July 29, 2023
Beginning accrued warranty obligations	$32,541
Warranties issued during the period	4,375
Settlements made during the period	(2,744)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	398
Ending accrued warranty obligations	$34,570
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of July 29, 2023, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $1,460, $6,114 and $40,394, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of July 29, 2023, we were not aware of any material indemnification claims.
Note 9. Income Taxes
Our effective tax rate for the three months ended July 29, 2023 was a tax rate of 31.7 percent, as compared to an effective tax rate of 15.8 percent for the three months ended July 30, 2022. The higher tax rate is caused by the fair value adjustment to income that is not taxable.
We operate both domestically and internationally and, as of July 29, 2023, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of July 29, 2023, we had $521 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 29, 2023 and April 29, 2023 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 29, 2023
Cash and cash equivalents	$45,775	$—	$—	$45,775
Restricted cash	8,575	—	—	8,575
Convertible Note Payable	—	—	32,260	32,260
Available-for-sale securities:				—
US Government sponsored entities	—	539	—	539
Derivatives - liability position	—	(542)	—	(542)
	$54,350	$(3)	$32,260	$86,607
Balance as of April 29, 2023
Cash and cash equivalents	$23,982	$—	$—	$23,982
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government sponsored entities	—	534	—	534
Derivatives - liability position	—	(579)	—	(579)
	$24,690	$(45)	$—	$24,645

We elected to value the Convertible Note at fair value in accordance with ASC 825-10-15-4(a) because of the embedded derivatives contained in the note. The fair value of the Convertible Note was estimated using a binomial lattice model. Binomial lattice allows for the examination of the value to a holder and understanding the investment decision that would occur at each node.
The fair value of the Convertible Note entered into during the first quarter of fiscal 2024 was classified as Level 3 because it does not have readily determinable or observable inputs for the valuation. There have been no other changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2023. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 29, 2023 for the methods and assumptions used to estimate the fair value of each class of financial instrument.
Note 11. Related Party Transactions
The Board has adopted a written policy and procedures with respect to related party transactions, which the Audit Committee oversees. Under the policy, a "related party transaction" is generally defined as a transaction, arrangement, or relationship in which the Company was, is or will be a participant; the amount involved exceeds $120; and in which any "related person" had, has or will have a direct or indirect material interest. The policy generally defines a "related person" as a Director, executive officer or beneficial owner of more than five percent of any class of our voting securities and any immediate family member of any of the foregoing persons.
The Audit Committee reviews and, if appropriate, approves related party transactions, including certain transactions which are deemed to be pre-approved under the policy. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is ongoing.
As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of Form 10-K, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement with Alta Fox Opportunities Fund, LP (the “Investor”). Under the Securities Purchase Agreement, the Company sold and issued to the Investor the Convertible Note in exchange for the payment by the Investor to the Company of $25,000. As of May 11, 2023, and based on Amendment No. 3 to the Schedule 13D filed by the Investor and its affiliates named therein on May 15, 2023 with the SEC, the Investor and its affiliates beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Investor to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Investor and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
Since May 11, 2023 the largest aggregate amount outstanding under the Convertible Note was $25,475, consisting of $25,000 of principal and $475 of interest; a total of $25,475 outstanding; and, since May 11, 2023; no payments of principal or interest had been made on the amounts due under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Investor and the Company, the Registration Rights Agreement, and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” was hereby incorporated by reference into this Item 13 of the form 10-K. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”). The Standstill Agreement is filed as Exhibit 10.13 to Form 10-K.
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
On June 7, 2023, the Company received from the Investor written notice of a decrease in the “Percentage Cap” (as such term is defined in the Convertible Note) from 9.99 percent to 4.99 percent which decrease became effective immediately upon the Company’s receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Investor may own. Based on Amendment No. 3, the Investor and its affiliates identified in Amendment No. 3 owned 2,293 shares of common stock on June 9, 2023, representing 4.99 percent of the common stock of the Company, meaning the Investor and its affiliates are no longer “related parties” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933.
During the first quarter of fiscal 2024, the Company and South Dakota Board of Regents entered into a contract for video display systems for Dakota State University. The amount of the contract was $150. A member of the Company's Board of Directors is the President of Dakota State University.
See Note 2 for further details of related party transactions with our Investments in affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 29, 2023, to and including July 29, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the uncertainties related to market conditions and entry into a financing transaction; the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; the Company’s ability to finalize or fully execute actions and steps that would be probable of mitigating the existence of “substantial doubt” regarding the Company’s ability to continue as a going concern; the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; our ability to obtain additional financing on terms favorable to us, or at all; any future goodwill impairment charges; and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023 filed with the Securities and Exchange Commission, as well as other publicly available information about the Company.
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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 29, 2023 (including the information presented therein under Risk Factors), as well as other publicly available information about our Company.
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

The following selected financial data should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended April 29, 2023 and the consolidated financial statements set forth in that Annual Report on Form 10-K, including the notes to consolidated financial statements included therein.
CURRENT CONDITIONS
Our past investments in people and plant capacity and the continued stable supply chain environment have allowed for efficient production and fulfillment of orders. Although the post-pandemic geopolitical situation and global trade patterns continue to evolve, we believe that the levels of uncertainty and volatility in supply chain and demand will not be as great in the coming months as it was through the pandemic and will continue to stabilize during this fiscal year.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our company. Orders and revenue levels are expected to be impacted by the timing of multi-million dollar projects and the impacts of global economic conditions, war and geopolitical situations, or other factors outside of our control.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JULY 29, 2023 AND JULY 30, 2022
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
Our product order backlog as of July 29, 2023 was $323.7 million as compared to $469.1 million as of July 30, 2022 and $400.7 million at April 29, 2023. The decrease in backlog is driven by fulfilling orders at a greater pace as supply chain conditions stabilized, we utilized our increased capacity, and the order pace returned to more normalized rates.
We expect to fulfill the backlog as of July 29, 2023 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions or by customer site conditions which are outside our control.

Net Sales
The following table shows information regarding net sales for the three months ended July 29, 2023 and July 30, 2022:

	Three Months Ended
(in thousands)	July 29, 2023	July 30, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$46,883	$40,118	$6,765	16.9%
Live Events	91,999	56,383	35,616	63.2
High School Park and Recreation	56,234	35,809	20,425	57.0
Transportation	21,369	19,540	1,829	9.4
International	16,046	20,070	(4,024)	(20.0)
	$232,531	$171,920	$60,611	35.3%
Orders: (1)
Commercial	$32,434	$47,678	$(15,244)	(32.0)%
Live Events	52,203	51,753	450	0.9
High School Park and Recreation	35,739	37,579	(1,840)	(4.9)
Transportation	18,985	15,704	3,281	20.9
International	19,269	17,509	1,760	10.1
	$158,630	$170,223	$(11,593)	(6.8)%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the fiscal 2024 first quarter, net sales were $232.5 million, an increase of $60.6 million from net sales in the prior year's first quarter and a quarterly record. This increase was primarily due to higher throughput from our past investments in capacity and the more stable operating environment. Last year during the first quarter, we faced material supply shortages which extended lead times and delayed the conversion of orders into sales.
Order volume decreased in the first quarter of fiscal 2024 from the prior year's first quarter. The change is primarily related to a decrease in the Commercial business unit caused by volatility in bookings of larger sized Spectacular LED video displays projects.
Gross Profit and Contribution Margin

	Three Months Ended
	July 29, 2023		July 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$12,769	27.2%	$4,821	12.0%
Live Events	27,940	30.4	3,786	6.7
High School Park and Recreation	20,825	37.0	9,977	27.9
Transportation	7,089	33.2	5,838	29.9
International	2,524	15.7	1,372	6.8
	$71,147	30.6%	$25,794	15.0%
The increase in gross profit percentage for the first quarter of fiscal 2024 is attributable to the record sales volume over our fixed manufacturing cost structure, past strategic pricing actions, stabilization of input costs, and fewer supply chain and operational disruptions during the first quarter of fiscal 2024 as compared to a year earlier.

Total warranty costs as a percent of sales for the three months ended July 29, 2023 compared to the same period one year ago increased to 2.1 percent from 1.6 percent.

	Three Months Ended
	July 29, 2023				July 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$8,721	18.6%	$8,521	4260.5%	$200	0.5%
Live Events	25,415	27.6	24,441	2509.3	974	1.7
High School Park and Recreation	17,463	31.1	10,882	165.4	6,581	18.4
Transportation	6,190	29.0	1,247	25.2	4,943	25.3
International	429	2.7	1,766	132.1	(1,337)	(6.7)
	$58,218	25.0%	$46,857	412.4%	$11,361	6.6%
Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel-related costs, travel and entertainment expenses, marketing related expenses (show rooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), the cost of customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses.
Contribution margin for the fiscal quarter ended July 29, 2023 was positively impacted by the previously discussed sales levels and impacts on gross profit.
Reconciliation from non-GAAP contribution margin to the operating income GAAP measure is as follows:

	Three Months Ended
	July 29, 2023				July 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$58,218	25.0%	$46,857	412.4%	$11,361	6.6%
General and administrative	9,599	4.1	158	1.7	9,441	5.5
Product design and development	8,403	3.6	964	13.0	7,439	4.3
Operating income (loss)	$40,216	17.3%	$45,735	828.7%	$(5,519)	(3.2)%
General and administrative expenses in the first quarter of fiscal 2024 remained relatively flat as compared to the same period one year ago.
Product design and development expenses in the first quarter of fiscal 2024 increased as compared to the first quarter of fiscal 2023 primarily due to an increase in personnel-related expenses.

Other Income and Expenses

	Three Months Ended
	July 29, 2023				July 30, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(881)	(0.4)%	$(821)	1368.3%	$(60)	—%
Change in fair value of convertible note	$(7,260)	(3.1)%	$(7,260)	—%	$—	—%
Other expense and debt issuance costs write-off, net	$(3,979)	(1.7)%	$(3,232)	432.7%	$(747)	(0.4)%
Interest (expense) income, net: The increase in interest income and expense, net for the first quarter of fiscal 2024 compared to the same period one year ago was primarily due to closing in May 2023 on the convertible debt, asset-based and mortgage financings at higher values and interest rates than the utilization of our previous line of credit during the 2023 first quarter.
Change in fair value of convertible note: For the three months ended July 29, 2023, we recorded an expense of $7.3 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option. The fair value change was primarily caused by the increase in our stock price over the conversion price and decline in market interest rates making the value of potentially converted shares higher than at the debt issuance.
Other expense, net: The change in other expense, net for the first quarter of fiscal 2024 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility and write-off of $3.4 million debt issuance costs related to convertible debt carried at fair value. .
Income Taxes
Our effective tax rate for the first quarter of fiscal 2024 was 31.7 percent as compared to an effective tax rate of 15.8 percent for the first quarter of fiscal 2023. The higher tax rate is caused by the fair value adjustment to income that is not taxable. Absent any major tax changes, we expect our full year effective tax rate to be in the mid-twenties, before the impacts of fair value accounting for the convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	July 29, 2023	July 30, 2022	Dollar Change
Net cash provided by (used in):
Operating activities	$19,250	$(22,815)	$42,065
Investing activities	(5,706)	(10,372)	4,666
Financing activities	16,356	24,128	(7,772)
Effect of exchange rate changes on cash	(240)	80	(320)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,660	$(8,979)	$38,639
Net cash provided by (used in) operating activities: Net cash provided by operating activities was $19.3 million for the first three months of fiscal 2024 compared to net cash used in operating activities of $22.8 million in the first three months of fiscal 2023. The $42.1 million change in cash provided by (used in) operating activities was primarily the result of an increase in net income of $24.5 million over the year time frame as strategic pricing actions and operating conditions improved. The was also a $7.3 million of non-cash fair value change of our convertible debt. We also had strategically invested in inventory through the first quarter of fiscal 2023 as a reaction to supply chain constraints and historic backlog which consumed cash. Since last year at the end of July, we have reduced inventory and related payables for inventory as we reduced backlog and generated cash from inventory reduction. Increases in accounts receivable and contract assets levels have used some cash for working capital because of business increases.
The changes in net operating assets and liabilities consisted of the following:

	Three Months Ended
	July 29, 2023	July 30, 2022
(Increase) decrease:
Accounts receivable	$(15,437)	$(12,495)
Long-term receivables	369	688
Inventories	4,419	(23,237)
Contract assets	(3,693)	(3,690)
Prepaid expenses and other current assets	(179)	3,342
Income tax receivables	322	(1,725)
Investment in affiliates and other assets	23	(900)
Increase (decrease):
Accounts payable	(5,958)	7,212
Contract liabilities	(881)	6,975
Accrued expenses	(554)	(409)
Warranty obligations	1,415	(110)
Long-term warranty obligations	612	643
Income taxes payable	2,786	(6)
Long-term marketing obligations and other payables	(119)	969
	$(16,875)	$(22,743)
Net cash used in investing activities: Net cash used in investing activities totaled $5.7 million in the first three months of fiscal 2024 compared to net cash used in investing activities of $10.4 million in the first three months of fiscal 2023. Purchases of property and equipment totaled $4.5 million in the first three months of fiscal 2024 compared to $10.7 million in the first three months of fiscal 2023. Fiscal 2023 purchases were higher because of initiatives to upgrade or increase manufacturing equipment for capacity and automation. Purchases of equity and loans to affiliates accounted for by the equity investment method totaled $1.2 million in the first three months of fiscal 2024 as compared to $1.1 million in the first three months of fiscal 2023.
Net cash provided by financing activities: Net cash provided by financing activities was $16.4 million for the three months ended July 29, 2023 due to cash provided by the closing of a $25.0 million convertible note financing and a $15.0 million mortgage financing offset by the payoff of our previous credit line of $17.8 million and $5.8 million of debt issuance costs as compared to $24.1 million of cash provided from financing due to draws on our line of credit in the first three months of fiscal 2023.
Debt and cash
We maintain a $60.0 million asset-based revolving credit facility ("ABL") with a maturity date of May 11, 2027 subject to customary covenants and conditions. As of July 29, 2023, we had no borrowings against the ABL and $1.5 million used to secure letters of credit outstanding. We also have a delayed draw loan of $15.0 million secured by a first priority mortgage on our Brookings, South Dakota real estate and $25.0 million of convertible debt secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.

As of July 29, 2023, we had $45.8 million in cash and cash equivalents and $47.6 million in borrowing capacity under our ABL. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $182.2 million and $132.5 million as of July 29, 2023 and April 29, 2023, respectively. We had $12.5 million of retainage on long-term contracts included in receivables and contract assets as of July 29, 2023, which has an impact on our liquidity. We expect to collect these amounts within one year.
Other Liquidity and Capital Uses
We are sometimes required to obtain bank guarantees or other financial instruments for display installations, and we utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of July 29, 2023, we had $0.6 million of such instruments outstanding.
We are sometimes required to obtain performance bonds for display installations; we have a bonding line available through surety companies for an aggregate of $190.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of July 29, 2023, we had $40.4 million of bonded work outstanding.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be less than $19 million for all of fiscal 2024. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $1.5 million for the remainder of fiscal 2024 in our current affiliates.
Contractual Obligations and Commercial Commitments
During the quarter, we entered into a new credit facility, mortgage, and convertible debt as disclosed within this report, there have been no other material changes in our contractual obligations since the end of fiscal 2023. See our Annual Report on Form 10-K for the fiscal year ended April 28, 2023 for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
New Accounting Pronouncements
For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. During the first quarter of fiscal 2024, we entered into the ABL and Delayed Draw Loan which are subject to interest rate risks.
There have been no other material changes in our exposure to these risks during the first three months of fiscal 2024.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of July 29, 2023, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 29, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
Notwithstanding this identified material weakness, our Chief Executive Officer and Chief Financial Officer believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the material weakness in our internal control, as described below under the section entitled "Remediation Plan".
Material Weakness in Internal Control Over Financial Reporting
In Part 2, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which was filed with the Securities and Exchange Commission on July 12, 2023, management concluded that our internal control over financial reporting was not effective as of April 29, 2023. Management identified a material weakness related to the ineffective operation of certain transactional level controls related to revenue contracts recognized over time. These controls operated ineffectively due to insufficient training of the control operators as to the level of precision expected when executing the revenue controls in accordance with the Company's policy.
Remediation Plan
Our remediation plan includes providing training to the revenue control operators relating to the level of precision expected when executing these controls in accordance with the Company's policy. During the first quarter of fiscal 2024, we began additional training of our control operators.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 29, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 8. Commitments and Contingencies" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on any legal proceedings and claims.

Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchases
During the three months ended July 29, 2023, we did not repurchase any shares of our common stock.
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
10.18
Standstill and Voting Agreement dated as of March 19, 2023 by and among Daktronics, Inc., Alta Fox Management, LLC and Connor Haley (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 20, 2023).

10.19
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

10.20
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.21
Securities Purchase Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).**

10.22
Senior Secured Convertible Note dated as of May 11, 2023 issued by Daktronics, Inc. to Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.23
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.24
Registration Rights Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.25
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
(1)Filed herewith electronically.
* Indicates a management contract or compensatory plan or arrangement.
1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 8, 2023