Form 10-Q
period 2023-10-28
DAKTRONICS INC /SD/
filed 2023-12-05
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 27, 2023 was 46,180,166.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 28, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	October 28, 2023	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,740	$23,982
Restricted cash	8,246	708
Marketable securities	546	534
Accounts receivable, net	115,052	109,979
Inventories	141,646	149,448
Contract assets	45,210	46,789
Current maturities of long-term receivables	766	1,215
Prepaid expenses and other current assets	10,137	9,676
Income tax receivables	—	326
Total current assets	386,343	342,657

Property and equipment, net	72,619	72,147
Long-term receivables, less current maturities	151	264
Goodwill	3,198	3,239
Intangibles, net	970	1,136
Debt issuance costs, net	3,150	3,866
Investment in affiliates and other assets	27,705	27,928
Deferred income taxes	16,812	16,867
TOTAL ASSETS	$510,948	$468,104

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	October 28, 2023	April 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$—
Accounts payable	53,645	67,522
Contract liabilities	78,293	91,549
Accrued expenses	39,773	36,005
Warranty obligations	13,378	12,228
Income taxes payable	3,347	2,859
Total current liabilities	189,936	210,163

Long-term warranty obligations	21,435	20,313
Long-term contract liabilities	15,390	13,096
Other long-term obligations	5,686	5,709
Long-term debt, net	55,087	17,750
Deferred income taxes	193	195
Total long-term liabilities	97,791	57,063

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 46,022,885 and 45,488,595 shares issued at October 28, 2023 and April 29, 2023, respectively	64,643	63,023
Additional paid-in capital	51,047	50,259
Retained earnings	124,771	103,410
Treasury Stock, at cost, 1,907,445 shares at October 28, 2023 and April 29, 2023, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(6,955)	(5,529)
TOTAL SHAREHOLDERS' EQUITY	223,221	200,878
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$510,948	$468,104

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$199,369	$187,439	$431,900	$359,359
Cost of sales	145,170	155,735	306,554	301,861
Gross profit	54,199	31,704	125,346	57,498

Operating expenses:
Selling	14,653	14,525	27,582	28,958
General and administrative	10,889	8,687	20,488	18,128
Product design and development	9,221	6,966	17,624	14,405
	34,763	30,178	65,694	61,491
Operating income (loss)	19,436	1,526	59,652	(3,993)

Nonoperating (expense) income:
Interest (expense) income, net	(1,326)	(263)	(2,207)	(323)
Change in fair value of convertible note	(10,650)	—	(17,910)	—
Other expense and debt issuance costs write-off, net	(1,303)	(208)	(5,282)	(955)

Income (loss) before income taxes	6,157	1,055	34,253	(5,271)
Income tax expense	3,992	14,039	12,892	13,039
Net income (loss)	$2,165	$(12,984)	$21,361	$(18,310)

Weighted average shares outstanding:
Basic	46,030	45,317	45,838	45,258
Diluted	46,705	45,317	46,454	45,258

Earnings (loss) per share:
Basic	$0.05	$(0.29)	$0.47	$(0.40)
Diluted	$0.05	$(0.29)	$0.46	$(0.40)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Net income (loss)	$2,165	$(12,984)	$21,361	$(18,310)

Other comprehensive (loss):
Cumulative translation adjustments	(1,190)	(1,521)	(1,442)	(2,163)
Unrealized gain (loss) on available-for-sale securities, net of tax	9	(1)	16	—
Total other comprehensive (loss), net of tax	(1,181)	(1,522)	(1,426)	(2,163)
Comprehensive income (loss)	$984	$(14,506)	$19,935	$(20,473)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	$63,023	$50,259	$103,410	$(10,285)	$(5,529)	$200,878
Net income	—	—	19,196	—	—	19,196
Cumulative translation adjustments	—	—	—	—	(252)	(252)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	7	7
Share-based compensation	—	557	—	—	—	557
Exercise of stock options	46	—	—	—	—	46
Employee savings plan activity	615	—	—	—	—	615
Balance as of July 29, 2023	$63,684	$50,816	$122,606	$(10,285)	$(5,774)	$221,047
Net income			2,165			2,165
Cumulative translation adjustments					(1,190)	(1,190)
Unrealized gain on available-for-sale securities, net of tax					9	9
Share-based compensation		534				534
Exercise of stock options	959					959
Tax payments related to RSU issuances		(303)				(303)
Balance as of October 28, 2023	$64,643	$51,047	$124,771	$(10,285)	$(6,955)	$223,221
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 30, 2022	$61,794	$48,372	$96,608	$(10,285)	$(4,925)	$191,564
Net loss	—	—	(5,326)	—	—	(5,326)
Cumulative translation adjustments	—	—	—	—	(642)	(642)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1	1
Share-based compensation	—	511	—	—	—	511
Employee savings plan activity	594	—	—	—	—	594
Balance as of July 30, 2022	$62,388	$48,883	$91,282	$(10,285)	$(5,566)	$186,702
Net loss	—	—	(12,984)	—	—	(12,984)
Cumulative translation adjustments	—	—	—	—	(1,521)	(1,521)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(1)	(1)
Share-based compensation	—	474	—	—	—	474
Tax payments related to RSU issuances	—	(140)	—	—	—	(140)
Balance as of October 29, 2022	$62,388	$49,217	$78,298	$(10,285)	$(7,088)	$172,530
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,361	$(18,310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,494	8,225
Loss (gain) on sale of property, equipment and other assets	101	(412)
Share-based compensation	1,091	985
Equity in loss of affiliates	1,461	1,701
Provision for doubtful accounts, net	240	573
Deferred income taxes, net	20	13,037
Non-cash impairment charges	654	—
Change in fair value of convertible note	17,910	—
Debt issuance costs write-off	3,353	—
Change in operating assets and liabilities	(11,374)	(27,737)
Net cash provided by (used in) operating activities	44,311	(21,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,226)	(16,237)
Proceeds from sales of property, equipment and other assets	52	432
Proceeds from sales or maturities of marketable securities	—	3,495
Purchases of equity and loans to equity investees	(2,899)	(2,882)
Net cash used in investing activities	(12,073)	(15,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	40,000	190,608
Payments on notes payable	(18,125)	(164,190)
Principal payments on long-term obligations	(204)	—
Debt issuance costs	(6,454)	—
Proceeds from exercise of stock options	1,005	—
Tax payments related to RSU issuances	(303)	(140)
Net cash provided by financing activities	15,919	26,278

EFFECT OF EXCHANGE RATE CHANGES ON CASH	139	(13)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48,296	(10,865)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	24,690	18,008
End of period	$72,986	$7,143

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,027	$337
Income taxes, net of refunds	11,874	2,471

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	1,443	4,093
Contributions of common stock under the ESPP	614	594
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 28, 2023 and October 29, 2022 contained operating results for 26 weeks.
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

	October 28, 2023	October 29, 2022
Cash and cash equivalents	$64,740	$6,431
Restricted cash	8,246	712
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$72,986	$7,143
The increase in the restricted cash balance is due to bank guarantees or other financial instruments for display installations issued by other banks and secured by restricted cash deposits.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $64,740 in cash and cash equivalent balances as of October 28, 2023, $54,245 were denominated in United States dollars, of which $737 were held by our foreign subsidiaries. As of October 28, 2023, we had an additional

$10,495 in cash balances denominated in foreign currencies, of which $8,466 were maintained in accounts of our foreign subsidiaries.
Recent Accounting Pronouncements
Accounting Standards Adopted
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification ("ASC") 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share ("EPS") for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. In the first quarter of fiscal 2024, we adopted ASU 2020-06. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our convertible note issued on May 11, 2023 (the "Convertible Note"). See "Note 6. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note.

Accounting Standards Not Yet Adopted
We have reviewed all recently issued accounting pronouncements and concluded the standards were either not applicable or not expected to have a significant impact on our consolidated financial statements.
Note 2. Investments in Affiliates
We evaluated the nature of our investment in affiliates of XdisplayTM, which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. We determined that Miortech is a variable interest entity (VIE), and, based on management's analysis, we determined that Daktronics is not the primary beneficiary; therefore, the investment in Miortech is accounted for under the equity method.
The aggregate amount of our investments accounted for under the equity method was $9,819 and $11,934 as of October 28, 2023 and April 29, 2023, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. For the three and six months ended October 28, 2023, our share of the losses of our affiliates was $771 and $1,461 as compared to $811 and $1,701 for the three and six months ended October 29, 2022.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the six months ended October 28, 2023 and October 29, 2022 was $123 and $672, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the six months ended October 28, 2023, $14 remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
During the six months ended October 28, 2023, we invested $2,250 in convertible notes and $649 in promissory notes (collectively, the "Affiliate Notes") of our affiliates, which is included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets. During the six months ended October 28, 2023, we did not convert any Affiliate Notes to stock ownership. Our ownership in Miortech was 55.9 percent and in XdisplayTM was 16.4 percent as of October 28, 2023. The total amount of Affiliate Notes as of October 28, 2023 was $11,663 and is included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets. The Affiliate Notes balance combined with the investment in affiliates balance totaled $21,483 and $25,343 as of October 28, 2023 and October 29, 2022, respectively.
Note 3. Earnings Per Share ("EPS")
In the first quarter of fiscal 2024, we adopted ASU 2020-06. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our Convertible Note. See "Note 6. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note.
Under the if-converted method, the Convertible Note is assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects, are added back to the numerator of the calculation. The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Earnings per share - basic
Net income (loss)	$2,165	$(12,984)	$21,361	$(18,310)
Weighted average shares outstanding	46,030	45,317	45,838	45,258
Basic earnings (loss) per share	$0.05	$(0.29)	$0.47	$(0.40)

Earnings per share - diluted
Net income (loss)	$2,165	$(12,984)	$21,361	$(18,310)
Diluted net income (loss)	$2,165	$(12,984)	$21,361	$(18,310)

Weighted average common shares outstanding	46,030	45,317	45,838	45,258
Dilution associated with stock compensation plans	675	—	616	—
Dilution associated with convertible note	—	—	—	—
Weighted average common shares outstanding, assuming dilution	46,705	45,317	46,454	45,258

Diluted earnings (loss) per share	$0.05	$(0.29)	$0.46	$(0.40)
Options outstanding to purchase 521 shares of common stock with a weighted average exercise price of $10.76 for the three months ended October 28, 2023 and 2,063 shares of common stock with a weighted average exercise price of $7.51 for the three months ended October 29, 2022 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
Options outstanding to purchase 1,039 shares of common stock with a weighted average exercise price of $9.53 for the six months ended October 28, 2023 and 2,082 shares of common stock with a weighted average exercise price of $7.82 for the six months ended October 29, 2022 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
During the three and six months ended October 28, 2023, respectively, shares of common stock issuable upon conversion of the Convertible Note have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, as under the if-converted method, the income statement impact of the fair value adjustment and interest expense is added back to net income available to common shareholders, thereby increasing earnings per share. For the three and six months ended October 28, 2023, 4,051 and 3,806 potential common shares related to the convertible note were excluded from the calculation of diluted earnings per share. The convertible debt was not outstanding during fiscal year 2023.

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
The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,511	$47,496	$11,539	$11,047	$9,993	$89,586
Limited configuration	28,752	13,771	36,277	8,469	7,302	94,571
Service and other	4,190	6,943	1,126	727	2,226	15,212
	$42,453	$68,210	$48,942	$20,243	$19,521	$199,369
Timing of revenue recognition
Goods/services transferred at a point in time	$29,379	$15,390	$34,722	$8,592	$7,919	$96,002
Goods/services transferred over time	13,074	52,820	14,220	11,651	11,602	103,367
	$42,453	$68,210	$48,942	$20,243	$19,521	$199,369

	Six Months Ended October 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$22,429	$124,043	$26,658	$23,631	$18,783	$215,544
Limited configuration	58,665	23,732	76,614	16,536	12,541	188,088
Service and other	8,242	12,434	1,904	1,445	4,243	28,268
	$89,336	$160,209	$105,176	$41,612	$35,567	$431,900
Timing of revenue recognition
Goods/services transferred at a point in time	$60,397	$26,167	$73,803	$16,859	$13,762	$190,988
Goods/services transferred over time	28,939	134,042	31,373	24,753	21,805	240,912
	$89,336	$160,209	$105,176	$41,612	$35,567	$431,900

	Three Months Ended October 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,582	$52,862	$7,856	$11,398	$6,123	$83,821
Limited configuration	26,768	9,675	32,975	4,542	14,285	88,245
Service and other	4,697	6,702	1,175	739	2,060	15,373
	$37,047	$69,239	$42,006	$16,679	$22,468	$187,439
Timing of revenue recognition
Goods/services transferred at a point in time	$28,078	$11,682	$31,129	$4,749	$15,019	$90,657
Goods/services transferred over time	8,969	57,557	10,877	11,930	7,449	96,782
	$37,047	$69,239	$42,006	$16,679	$22,468	$187,439

	Six Months Ended October 29, 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$10,269	$95,030	$14,448	$23,884	$12,624	$156,255
Limited configuration	58,544	18,155	61,258	10,641	25,786	174,384
Service and other	8,352	12,437	2,109	1,694	4,128	28,720
	$77,165	$125,622	$77,815	$36,219	$42,538	$359,359
Timing of revenue recognition
Goods/services transferred at a point in time	$60,635	$20,904	$58,219	$11,131	$26,895	$177,784
Goods/services transferred over time	16,530	104,718	19,596	25,088	15,643	181,575
	$77,165	$125,622	$77,815	$36,219	$42,538	$359,359
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

The following table reflects the changes in our contract assets and liabilities:

	October 28, 2023	April 29, 2023	Dollar Change	Percent Change
Contract assets	$45,210	$46,789	$(1,579)	(3.4)%
Contract liabilities - current	78,293	91,549	(13,256)	(14.5)
Contract liabilities - noncurrent	15,390	13,096	2,294	17.5
The changes in our contract assets and contract liabilities from April 29, 2023 to October 28, 2023 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no impairments of contract assets for the six months ended October 28, 2023.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities". Changes in unearned service-type warranty contracts, net were as follows:

October 28, 2023
Balance as of April 29, 2023	$28,338
New contracts sold	27,921
Less: reductions for revenue recognized	(21,802)
Foreign currency translation and other	(457)
Balance as of October 28, 2023	$34,000
Contracts in progress identified as loss contracts as of October 28, 2023 and as of April 29, 2023 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the six months ended October 28, 2023, we recognized revenue of $77,788 related to our contract liabilities as of April 29, 2023.
Remaining performance obligations
As of October 28, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $369,879. Remaining performance obligations related to product and service agreements as of October 28, 2023 were $306,934 and $62,945, respectively. We expect approximately $310,470 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the six months ended October 28, 2023 and October 29, 2022 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
Commercial	$42,453	$37,047	$89,336	$77,165
Live Events	68,210	69,239	160,209	125,622
High School Park and Recreation	48,942	42,006	105,176	77,815
Transportation	20,243	16,679	41,612	36,219
International	19,521	22,468	35,567	42,538
	199,369	187,439	431,900	359,359

Gross profit:
Commercial	7,231	6,197	20,000	11,018
Live Events	19,234	7,983	47,174	11,769
High School Park and Recreation	16,420	11,811	37,245	21,788
Transportation	6,780	4,084	13,869	9,922
International	4,534	1,629	7,058	3,001
	54,199	31,704	125,346	57,498

Operating expenses:
Selling	14,653	14,525	27,582	28,958
General and administrative	10,889	8,687	20,488	18,128
Product design and development	9,221	6,966	17,624	14,405
	34,763	30,178	65,694	61,491
Operating income (loss)	19,436	1,526	59,652	(3,993)

Nonoperating (expense) income:
Interest (expense) income, net	(1,326)	(263)	(2,207)	(323)
Change in fair value of convertible note	(10,650)	—	(17,910)	—
Other expense and debt issuance costs write-off, net	(1,303)	(208)	(5,282)	(955)
Income (loss) before income taxes	$6,157	$1,055	$34,253	$(5,271)

Depreciation and amortization:
Commercial	$1,070	$834	$2,112	$1,637
Live Events	1,604	1,627	3,217	3,193
High School Park and Recreation	474	383	936	722
Transportation	174	128	342	253
International	572	566	1,138	1,111
Unallocated corporate depreciation and amortization	931	662	1,749	1,309
	$4,825	$4,200	$9,494	$8,225

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
United States	$178,144	$163,142	$392,737	$312,580
Outside United States	21,225	24,297	39,163	46,779
	$199,369	$187,439	$431,900	$359,359

	October 28, 2023	April 29, 2023
Property and equipment, net of accumulated depreciation:
United States	$65,026	$63,786
Outside United States	7,593	8,361
	$72,619	$72,147
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
Note 6. Financing Agreements

Long-term debt consists of the following:

	October 28, 2023	April 29, 2023
ABL credit facility/prior line of credit	$—	$17,750
Mortgage	14,625	—
Convertible note	25,000	—
Long-term debt, gross	39,625	17,750
Debt issuance costs, net	(948)	—
Change in fair value of convertible note	17,910	—
Current portion	(1,500)	—
Long-term debt, net	$55,087	$17,750
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility (the "ABL") maturing on May 11. 2026, secured by first priority lien on the Company's assets and which is subject to certain factors which can impact our borrowing capacity, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage"). The ABL and Delayed Draw Loan are evidenced by a Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") between the Company and JPMorgan Chase Bank, N.A., as the lender. On May 11, 2023 the Company paid all amounts outstanding on the prior credit agreement, and this prior credit agreement was terminated as of this date. No gain or loss was recognized upon termination, and the Company incurred no early termination penalties in connection with such termination.
Under the ABL, certain factors can impact our borrowing capacity. As of October 28, 2023, our borrowing capacity was $50,611, there were no borrowings outstanding and there was $5,875 used to secure letters of credit outstanding.
The interest rate on the ABL is set on a sliding scale based on the trailing 12-month fixed charge coverage and ranges from 2.5 to 3.5 percent over the standard overnight financing rate (SOFR). The ABL is secured by a first priority lien on the Company's assets described in the Credit Agreement and the Pledge and Security Agreement dated as of May 11, 2023 by and among the Company, Daktronics Installation, Inc. and JPMorgan Chase Bank, N.A.
The $15,000 Delayed Draw Loan was funded on July 7, 2023 and is secured by the Mortgage on the Company's Brookings, South Dakota real estate. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR).
Convertible Note
On May 11, 2023, we issued $25,000 in aggregate principal amount evidenced by the secured Convertible Note due May 11, 2027. The Convertible Note holder (the "Holder") has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property, subject to the Intercreditor Agreement dated as of May 11, 2023 by and among the Company, JPMorgan Chase Bank N.A., and the Holder of the Convertible Note.
Conversion Features
•The Convertible Note allows the Holder and any of the Holder’s permitted transferees, donees, pledgees, assignees or successors-in-interest (collectively, the “Selling Shareholders”) to convert all or any portion of the principal amount of the Convertible Note, together with any accrued and unpaid interest and any other unpaid amounts, including late charges, if any (together, the “Conversion Amount”), into shares of the Company’s common stock at an initial conversion price of $6.31 per share, subject to adjustment in accordance with the terms of the Convertible Note (the “Conversion Price”).
•The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the Convertible Note, pursuant to which it can cause all or any portion of the outstanding and unpaid Conversion Amount to be converted into shares of common stock at the Conversion Price.
Additionally, if the Company fails other than by reason of a failure by the Holder to comply with its obligations, the Holder is permitted to cash payments from the Company until such conversion failure is cured.

Redemption Features

•If the Company were to have an Event of Default, as defined by the Convertible Note, then the Holder may require the Company to redeem all or any portion of the Convertible Note.

•If the Company has a "Change of Control", as defined by the Convertible Note, then the Holder is entitled to payment of the outstanding amount of the Convertible Note at the "Change in Control Redemption Price," as defined in the Convertible Note.

Interest

Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of October 28, 2023, as interest will be paid in cash.

We elected the fair value option to account for the Convertible Note as described in "Note 9. Fair Value Measurement" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. We have elected to present the fair value and the accrued interest component separately in the income statement. Therefore, interest will be recognized and accrued separately in interest expense, with changes in fair value of the Convertible Note presented in the "Change in fair value of convertible note" line item in our condensed consolidated statements of operations.

The changes in fair value of the Convertible Note during the six months ended October 28, 2023 are as follows:

Liability Component
(in thousands)
Balance as of May 11, 2023	$25,000
Redemption of convertible promissory note	—
Fair Value Change Recognized	17,910
Balance as of October 28, 2023	$42,910

The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 and as of October 28, 2023 was computed using a binomial lattice model which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the binomial lattice model:

Risk-Free Rate (Annual)	4.76%
Implied Yield	19.48%
Volatility (Annual)	55.00%
Dividend Yield (Annual)	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of October 28, 2023, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the six months ended October 28, 2023, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs which is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. During the six months ended October 28, 2023, we amortized $744 of debt issuance costs. The remaining debt issuance costs of $4,098 are being amortized over the three-year term of the Credit Facility agreement.
Fair Value and Future Maturities
As of October 28, 2023 and April 29, 2023, the fair value of long-term debt, gross was $57,535 and $17,750, respectively. The fair value of the Convertible Note was $42,910 as of October 28, 2023.

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2024	$750
2025	1,500
2026	1,500
2027	10,875
2028	25,000
2029 and beyond	—
Total senior secured notes and convertible notes	$39,625

Note 7. Commitments and Contingencies
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
Warranties: Changes in our warranty obligation for the six months ended October 28, 2023 consisted of the following:

October 28, 2023
Balance as of April 29, 2023	$32,541
Warranties issued during the period	7,781
Settlements made during the period	(6,209)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	700
Balance as of October 28, 2023	$34,813
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of October 28, 2023, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $5,875, $558 and $40,633, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of October 28, 2023, we were not aware of any material indemnification claims.

Note 8. Income Taxes
Our effective tax rate for the three and six months ended October 28, 2023 was a tax rate of 64.8 and 37.6 percent, respectively. Income before tax includes the impacts of the change in the Convertible Note fair value; however, these changes are not deductible, resulting in the high effective tax rate. The rates for the three and six months ended October 29, 2022 were skewed by the valuation allowance placed on deferred taxes.
We operate both domestically and internationally and, as of October 28, 2023, undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of October 28, 2023, we had $527 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
Note 9. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 28, 2023 and April 29, 2023 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 28, 2023
Cash and cash equivalents	$64,740	$—	$—	$64,740
Restricted cash	8,246	—	—	8,246
Convertible Note Payable	—	—	42,910	42,910
Available-for-sale securities:
US Government sponsored entities	—	546	—	546
	$72,986	$546	$42,910	$116,442
Balance as of April 29, 2023
Cash and cash equivalents	$23,982	$—	$—	$23,982
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government sponsored entities	—	534	—	534
Derivatives - liability position	—	(579)	—	(579)
	$24,690	$(45)	$—	$24,645

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
Note 10. Related Party Transactions
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
As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement with Alta Fox Opportunities Fund, LP, as the Holder of the Convertible Note. Under the Securities Purchase Agreement, the Company sold and issued to the Holder the Convertible Note in exchange for the payment by the Holder to the Company of $25,000. As of May 11, 2023, and based on Amendment No. 3 to the Schedule 13D filed by the Investor and its affiliates named therein on May 15, 2023 with the SEC, the Holder and its affiliates beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Holder to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Holder and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
Since May 11, 2023 the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest for a total of $25,563 outstanding. In the first six months of fiscal 2024, we have made interest payments of $563 under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement and the Registration Rights Agreement dated as of May 11, 2023 by and between the Holder and the Company and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2023 is hereby incorporated by reference into this Report. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”). The Standstill Agreement is filed as Exhibit 10.13 to Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by the Holder and its affiliates named therein on June 9, 2023 with the SEC and based on other information provided by the Holder, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.
On June 7, 2023, the Company received from the Holder written notice of a decrease in the “Percentage Cap” (as such term is defined in the Convertible Note) from 9.99 percent to 4.99 percent which decrease became effective immediately upon the Company’s receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Holder may own. Based on Amendment No. 3, the Holder and its affiliates identified in Amendment No. 3 owned 2,293 shares of common stock on June 9, 2023, representing 4.99 percent of the common stock of the Company, meaning the Holder and its affiliates are no longer “related parties” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933.
During the first quarter of fiscal 2024, the Company and South Dakota Board of Regents entered into a contract for video display systems for Dakota State University. The amount of the contract was $150. A member of the Company's Board of Directors is the President of Dakota State University.
See Note 2 for further details of related party transactions with our investments in the affiliates Notes issued by our affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 29, 2023, to and including October 28, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the uncertainties related to market conditions and entry into a financing transaction; the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; the Company’s ability to finalize or fully execute actions and steps that would be probable of mitigating the existence of any “substantial doubt” regarding the Company’s ability to continue as a going concern; the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; our ability to obtain additional financing on terms favorable to us, or at all; any future goodwill impairment charges; and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023 filed with the Securities and Exchange Commission, as well as other publicly available information about the Company.
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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED OCTOBER 28, 2023 AND OCTOBER 29, 2022
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
Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlight fluctuations caused by seasonality and multi-million dollar projects. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. We believe order information is useful to investors because it provides an indication of our market share and future revenues.
Our product order backlog as of October 28, 2023 was $306.9 million as compared to $463.1 million as of October 29, 2022 and $400.7 million at April 29, 2023. The decrease in backlog is trending down to more historical levels as a result of fulfilling orders at a greater pace as supply chain conditions stabilized and production lead times improved, utilizing our increased capacity, and order pace returning to more normalized rates.
We expect to fulfill the backlog as of October 28, 2023 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions or by customer site conditions which are outside our control.

Net Sales
The following table shows information regarding net sales for the three months ended October 28, 2023 and October 29, 2022:

	Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$42,453	$37,047	$5,406	14.6%
Live Events	68,210	69,239	(1,029)	(1.5)
High School Park and Recreation	48,942	42,006	6,936	16.5
Transportation	20,243	16,679	3,564	21.4
International	19,521	22,468	(2,947)	(13.1)
	$199,369	$187,439	$11,930	6.4%
Orders: (1)
Commercial	$34,209	$42,711	$(8,502)	(19.9)%
Live Events	79,016	80,999	(1,983)	(2.4)
High School Park and Recreation	32,800	31,898	902	2.8
Transportation	21,500	16,583	4,917	29.7
International	16,168	10,616	5,552	52.3
	$183,693	$182,807	$886	0.5%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the fiscal 2024 second quarter, net sales were $199.4 million, an increase of $11.9 million from net sales in the prior year's second quarter. Sales growth was driven by fulfilling orders in backlog, especially in the High School Park and Recreation, Commercial and Transportation business units. The increase is attributable to a stable operating environment, increased manufacturing capacity and realization of price increases. Last year during the second quarter, we faced material supply and labor shortages which extended lead times and delayed the conversion of orders into sales. International net sales are down in the second quarter of fiscal 2024 compared to last year's second quarter due to shipments to Out-of-Home customers in our Asia Pacific Region.
Orders for the second quarter of fiscal 2024 were similar to the second quarter of fiscal 2023 although the order volume from our business units differed. Higher orders to customers in the International and Transportation business units offset decreases in the Spectacular and Out-of-Home markets in our Commercial business unit. Orders in the International business unit in the second quarter of fiscal 2023 were lower due to weakening economic outlook relating to inflationary pressures, geopolitical events, and currency headwinds.

Gross Profit and Contribution Margin

	Three Months Ended
	October 28, 2023		October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$7,231	17.0%	$6,197	16.7%
Live Events	19,234	28.2	7,983	11.5
High School Park and Recreation	16,420	33.5	11,811	28.1
Transportation	6,780	33.5	4,084	24.5
International	4,534	23.2	1,629	7.3
	$54,199	27.2%	$31,704	16.9%
The gross profit improvement is due to strategic pricing, our ability to efficiently generate more sales volume over our cost structure, and fewer supply chain and operational disruptions during the second quarter of fiscal 2024 as compared to a year earlier. During the second quarter of fiscal 2024, employee benefit programs reduced gross profit by $2.7 million, of which $1.9 million was attributed to the programs activation.
Total warranty costs as a percent of sales for the three months ended October 28, 2023 compared to the same period one year ago decreased to 2.2 percent from 2.7 percent.

	Three Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$2,403	5.7%	$484	25.2%	$1,919	5.2%
Live Events	16,572	24.3	11,358	217.8	5,214	7.5
High School Park and Recreation	12,746	26.0	4,308	51.1	8,438	20.1
Transportation	5,752	28.4	2,726	90.1	3,026	18.1
International	2,073	10.6	3,491	246.2	(1,418)	(6.3)
	$39,546	19.8%	$22,367	130.2%	$17,179	9.2%
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
Contribution margin for the fiscal quarter ended October 28, 2023 was positively impacted by the previously discussed sales levels and impacts on gross profit. During the second quarter of fiscal 2024, employee benefit programs reduced contribution margin by $1.1 million, with $0.8 million attributed to the programs activation.

Reconciliation from non-GAAP contribution margin to the operating income GAAP measure is as follows:

	Three Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$39,546	19.8%	$22,367	130.2%	$17,179	9.2%
General and administrative	10,889	5.5	2,202	25.3	8,687	4.6
Product design and development	9,221	4.6	2,255	32.4	6,966	3.7
Operating income	$19,436	9.7%	$17,910	1173.7%	$1,526	0.8%
General and administrative expenses in the second quarter of fiscal 2024 increased as compared to the second quarter of fiscal 2023 primarily due to increase in personnel-related expenses and professional fees. During the second quarter of fiscal 2024, employee benefit programs expenses increased general and administrative expenses by $0.5 million, with $0.3 million attributed to the programs activation.
Product design and development expenses in the second quarter of fiscal 2024 increased as compared to the second quarter of fiscal 2023 primarily due to an increase in personnel-related expenses. During the second quarter of fiscal 2024, employee benefit programs increased product design and development expenses by $0.6 million, with $0.4 million attributed to the programs activation.
Other Income and Expenses

	Three Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(1,326)	(0.7)%	$(1,063)	404.2%	$(263)	(0.1)%
Change in fair value of convertible note	$(10,650)	(5.3)%	$(10,650)	—%	$—	—%
Other expense and debt issuance costs write-off, net	$(1,303)	(0.7)%	$(1,095)	526.4%	$(208)	(0.1)%
Interest (expense) income, net: The increase in interest income and expense, net for the second quarter of fiscal 2024 compared to the same period one year ago was primarily due to closing in May 2023 on the convertible note (the "Convertible Note") and asset-based and mortgage financings at higher values and interest rates than the utilization of our previous line of credit during the 2023 second quarter.
Change in fair value of Convertible Note: For the three months ended October 28, 2023, we recorded an expense of $10.7 million related to the change in fair value of the Convertible Note payable which is accounted for under the fair value option. The fair value change was primarily caused by the increase in our stock price over the conversion price and decline in market interest rates, making the value of potentially converted shares higher than at debt issuance.
Other expense, net: The change in other expense, net for the second quarter of fiscal 2024 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes
Our effective tax rate for the second quarter of fiscal 2024 was 64.8 percent as compared to an effective tax rate of 1330.7 percent for the second quarter of fiscal 2023. The lower tax rate for the second quarter of fiscal 2024 is caused by the fair value adjustment to income that is not deductible for tax purposes, whereas, the effective tax rate for the second quarter of fiscal 2023 was skewed due to a full valuation allowance placed on deferred taxes.
RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED OCTOBER 28, 2023 AND OCTOBER 29, 2022
Net Sales
The following table shows information regarding net sales for the six months ended October 28, 2023 and October 29, 2022:

	Six Months Ended
(in thousands)	October 28, 2023	October 29, 2022	Dollar Change	Percent Change
Net Sales:
Commercial	$89,336	$77,165	$12,171	15.8%
Live Events	160,209	125,622	34,587	27.5
High School Park and Recreation	105,176	77,815	27,361	35.2
Transportation	41,612	36,219	5,393	14.9
International	35,567	42,538	(6,971)	(16.4)
	$431,900	$359,359	$72,541	20.2%
Orders: (1)
Commercial	$66,643	$90,389	$(23,746)	(26.3)%
Live Events	131,219	132,752	(1,533)	(1.2)
High School Park and Recreation	68,539	69,477	(938)	(1.4)
Transportation	40,485	32,287	8,198	25.4
International	35,437	28,125	7,312	26.0
	$342,323	$353,030	$(10,707)	(3.0)%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the first six months of fiscal 2024, net sales were $431.9 million, an increase of $72.5 million from the prior year's first six-month period. This increase was primarily due to higher throughput from our past investments in capacity and the more stable operating environment. During the six-month period ended October 29, 2022, we faced material supply and labor shortages which extended lead times and delayed the conversion of orders into sales.
Order volume decreased in the first six months of fiscal 2024 from the prior year's six-month period. Higher orders from customers in the International and Transportation business units offset decreases in the Spectacular and Out-of-Home markets in our Commercial business unit. The change in the Commercial business unit was caused by volatility in bookings of larger sized Spectacular LED video displays projects and contraction in advertising spend. Orders in the International business unit in the first six months of fiscal 2023 were lower due to weakening economic outlook relating to inflationary pressures, geopolitical events, and currency headwinds.

Gross Profit and Contribution Margin

	Six Months Ended
	October 28, 2023		October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$20,000	22.4%	$11,018	14.3%
Live Events	47,174	29.4	11,769	9.4
High School Park and Recreation	37,245	35.4	21,788	28.0
Transportation	13,869	33.3	9,922	27.4
International	7,058	19.8	3,001	7.1
	$125,346	29.0%	$57,498	16.0%
The increase in gross profit percentage in the six months ended October 28, 2023 is attributable to the record sales volume over our fixed manufacturing cost structure, past strategic pricing actions, stabilization of input costs, and fewer supply chain and operational disruptions during the first six months of fiscal 2024 as compared to a year earlier. The effect of employee benefit programs reduced gross profit by $2.7 million.
Total warranty costs as a percent of sales for the six months ended October 28, 2023 compared to the same period one year ago remained the same at 2.2 percent.

	Six Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$11,124	12.5%	$9,005	425.0%	$2,119	2.7%
Live Events	41,987	26.2	35,799	578.5	6,188	4.9
High School Park and Recreation	30,209	28.7	15,190	101.1	15,019	19.3
Transportation	11,942	28.7	3,973	49.9	7,969	22.0
International	2,502	7.0	5,257	(190.8)	(2,755)	(6.5)
	$97,764	22.6%	$69,224	242.6%	$28,540	7.9%
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
Contribution margin for the first six months of fiscal 2024 was positively impacted by the previously discussed sales levels and impacts on gross profit. Employee benefit programs activation reduced contribution margin by $1.1 million.
Reconciliation from non-GAAP contribution margin to the operating income GAAP measure is as follows:

	Six Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$97,764	22.6%	$69,224	242.6%	$28,540	7.9%
General and administrative	20,488	4.7	2,360	13.0	18,128	5.0
Product design and development	17,624	4.1	3,219	22.3	14,405	4.0
Operating income (loss)	$59,652	13.8%	$63,645	1593.9%	$(3,993)	(1.1)%
General and administrative expenses in the first six months of fiscal 2024 increased primarily due to an increase in personnel-related expenses. Employee benefit programs activation increased general and administrative expenses by $0.5 million.
Product design and development expenses in the first six months of fiscal 2024 increased as compared to the first six months of fiscal 2023 primarily due to an increase in personnel-related expenses. Employee benefit programs activation increased product design and development expenses by $0.6 million.
Other Income and Expenses

	Six Months Ended
	October 28, 2023				October 29, 2022
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(2,207)	(0.5)%	$(1,884)	583.3%	$(323)	(0.1)%
Change in fair value of convertible note	$(17,910)	(4.1)%	$(17,910)	—%	$—	—%
Other expense, net	$(5,282)	(1.2)%	$(4,327)	453.1%	$(955)	(0.3)%
Interest (expense) income, net: The increase in interest income and expense, net in the first six months of fiscal 2024 compared to the same period one year ago was primarily due to closing in May 2023 on the Convertible Note and asset-based and mortgage financings at higher values and interest rates than the utilization of our previous line of credit during the first six months of fiscal 2023.
Change in fair value of Convertible Note: For the six months ended October 28, 2023, we recorded an expense of $17.9 million related to the change in fair value of the Convertible Note payable which is accounted for under the fair value option. The fair value change was primarily caused by the increase in our stock price over the conversion price and the decline in market interest rates making the value of potentially converted shares higher than at the debt issuance.
Other expense, net: The change in other expense, net for the first six months of fiscal 2024 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility and expensing of $3.4 million debt issuance costs related to the Convertible Note carried at fair value.
Income Tax
We have recorded an effective tax rate of 37.6 percent for the six months ended October 28, 2023 as compared to (247.4) percent for the six months ended October 29, 2022. The tax rate for the first six months of fiscal 2024 is caused by the fair value adjustment to income that is not deductible for tax purposes; whereas, the effective tax rate for the first six months of fiscal 2023 was skewed due a full valuation allowance placed on deferred taxes. Absent any major tax changes, we expect our full year effective tax rate to be in the mid-twenties, before the impacts of fair value accounting for the convertible note.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	October 28, 2023	October 29, 2022	Dollar Change
Net cash provided by (used in):
Operating activities	$44,311	$(21,938)	$66,249
Investing activities	(12,073)	(15,192)	3,119
Financing activities	15,919	26,278	(10,359)
Effect of exchange rate changes on cash	139	(13)	152
Net increase (decrease) in cash, cash equivalents and restricted cash	$48,296	$(10,865)	$59,161
Net cash provided by (used in) operating activities: Net cash provided by operating activities was $44.3 million for the first six months of fiscal 2024 compared to net cash used in operating activities of $21.9 million in the first six months of fiscal 2023. The $66.2 million change in cash provided by (used in) operating activities was primarily the result of an increase in net income of $39.7 million in the first six months of fiscal 2024 compared to the same period in fiscal 2023 as strategic pricing actions and operating conditions improved, the $17.9 million of non-cash fair value change of our Convertible Note impacting net income, and improved working capital positions. We also had strategically invested in inventory through the first six months of fiscal 2023 as a reaction to supply chain constraints and historic backlog, which consumed cash. Since October 29, 2022, we have reduced inventory and related payables for inventory as we reduced backlog and generated cash from inventory reduction. Increases in accounts receivable and contract asset levels have used some cash for working capital because of business increases.
The changes in net operating assets and liabilities consisted of the following:

	Six Months Ended
	October 28, 2023	October 29, 2022
(Increase) decrease:
Accounts receivable	$(5,713)	$(15,512)
Long-term receivables	553	884
Inventories	7,056	(34,659)
Contract assets	1,116	1,896
Prepaid expenses and other current assets	(570)	3,703
Income tax receivables	326	(2,629)
Investment in affiliates and other assets	256	(842)
Increase (decrease):
Accounts payable	(14,734)	11,371
Contract liabilities	(10,849)	2,031
Accrued expenses	7,480	4,096
Warranty obligations	1,151	(300)
Long-term warranty obligations	1,123	1,177
Income taxes payable	649	183
Long-term marketing obligations and other payables	782	864
	$(11,374)	$(27,737)
Net cash used in investing activities: Net cash used in investing activities totaled $12.1 million in the first six months of fiscal 2024 compared to net cash used in investing activities of $15.2 million in the first six months of fiscal 2023. Purchases of property and equipment totaled $9.2 million in the first six months of fiscal 2024 compared to $16.2 million in the first six months of fiscal 2023. Fiscal 2023 purchases were higher because of initiatives to upgrade existing or purchase new manufacturing equipment for capacity and automation.
Net cash provided by financing activities: Net cash provided by financing activities was $15.9 million for the six months ended October 28, 2023 due to cash provided by the closing of a $25.0 million Convertible Note financing and a $15.0 million mortgage financing offset by the payoff of our previous credit line of $17.8 million, expending $6.5 million of debt issuance costs, and principal payments on the mortgage, as compared to $26.3 million of cash provided by financing due to draws on our line of credit in the first six months of fiscal 2023.
Debt and cash
We maintain a $60.0 million asset-based revolving credit facility ("ABL") with a maturity date of May 11, 2027 subject to customary covenants and conditions. As of October 28, 2023, we had no borrowings against the ABL and $5.9 million used to secure letters of credit outstanding. We also have a mortgage of $15.0 million secured by a first priority lien on our Brookings, South Dakota real estate and $25.0 million evidenced by the Convertible Note secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.
As of October 28, 2023, we had $64.7 million in cash and cash equivalents and $50.6 million in borrowing capacity under our ABL. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $196.4 million and $132.5 million as of October 28, 2023 and April 29, 2023, respectively. We had $10.7 million of retainage on long-term contracts included in receivables and contract assets as of October 28, 2023 which we expect to collect these amounts within one year.
Other Liquidity and Capital Uses
We are sometimes required to obtain bank guarantees or other financial instruments for display installations, and we utilize a global bank to provide such instruments. If we are unable to complete the installation work, our customer would draw on the banking arrangement, and the bank would subrogate its loss to Daktronics' restricted cash accounts. As of October 28, 2023, we had $0.2 million of such instruments outstanding.
We are sometimes required to obtain performance bonds for display installations; we have a bonding line available through surety companies for an aggregate of $190.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of October 28, 2023, we had $40.6 million of bonded work outstanding.
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
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $0.8 million for the remainder of fiscal 2024 in our current affiliates. We may make additional investments beyond our commitments.
Contractual Obligations and Commercial Commitments
During the first six months of fiscal 2024, we entered into a new credit facility, mortgage, and the Convertible Note as disclosed within this Report. There have been no other material changes in our contractual obligations since the end of fiscal 2023. See our Annual Report on Form 10-K for the fiscal year ended April 28, 2023 for additional information regarding our contractual obligations and commercial commitments.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. During the first quarter of fiscal 2024, we entered into the ABL and the $15.0 million delayed draw loan which are subject to interest rate risks.
There have been no other material changes in our exposure to these risks during the first six months of fiscal 2024.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of October 28, 2023, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 28, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
Notwithstanding this identified material weakness, our Chief Executive Officer and Chief Financial Officer believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the material weakness in our internal control, as described below under the section below entitled "Remediation Plan".
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
Remediation Plan
Our remediation plan includes providing training to the revenue control operators relating to the level of precision expected when executing these controls in accordance with the Company's policy. During the first six months of fiscal 2024, we conducted additional training of our control operators.

Changes in Internal Control Over Financial Reporting

During the quarter ended October 28, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 7. Commitments and Contingencies" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on any legal proceedings and claims.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchases
During the three months ended October 28, 2023, we did not repurchase any shares of our common stock.
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

Date: December 5, 2023