Form 10-Q
period 2024-01-27
DAKTRONICS INC /SD/
filed 2024-02-28
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of February 19, 2024 was 46,189,311.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 27, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	January 27, 2024	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,764	$23,982
Restricted cash	429	708
Marketable securities	—	534
Accounts receivable, net	100,601	109,979
Inventories	140,251	149,448
Contract assets	47,857	46,789
Current maturities of long-term receivables	271	1,215
Prepaid expenses and other current assets	7,853	9,676
Income tax receivables	1,504	326
Total current assets	375,530	342,657

Property and equipment, net	72,406	72,147
Long-term receivables, less current maturities	95	264
Goodwill	3,263	3,239
Intangibles, net	923	1,136
Debt issuance costs, net	2,840	3,866
Investment in affiliates and other assets	27,314	27,928
Deferred income taxes	16,835	16,867
TOTAL ASSETS	$499,206	$468,104

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	January 27, 2024	April 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$—
Accounts payable	49,489	67,522
Contract liabilities	68,936	91,549
Accrued expenses	36,824	36,005
Warranty obligations	12,884	12,228
Income taxes payable	628	2,859
Total current liabilities	170,261	210,163

Long-term warranty obligations	21,806	20,313
Long-term contract liabilities	16,347	13,096
Other long-term obligations	5,882	5,709
Long-term debt, net	48,466	17,750
Deferred income taxes	198	195
Total long-term liabilities	92,699	57,063

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50,000 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000,000 shares; 46,189,311 and 45,488,595 shares issued at January 27, 2024 and April 29, 2023, respectively	65,371	63,023
Additional paid-in capital	51,554	50,259
Retained earnings	135,513	103,410
Treasury Stock, at cost, 1,907,445 shares at January 27, 2024 and April 29, 2023, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(5,907)	(5,529)
TOTAL SHAREHOLDERS' EQUITY	236,246	200,878
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$499,206	$468,104

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$170,303	$184,975	$602,203	$544,334
Cost of sales	128,585	143,262	435,139	445,123
Gross profit	41,718	41,713	167,064	99,211

Operating expenses:
Selling	14,258	12,908	41,840	41,866
General and administrative	10,589	9,861	31,077	27,989
Product design and development	8,835	7,250	26,459	21,655
Goodwill impairment	—	4,576	—	4,576
	33,682	34,595	99,376	96,086
Operating income	8,036	7,118	67,688	3,125

Nonoperating (expense) income:
Interest (expense) income, net	(745)	(398)	(2,952)	(721)
Change in fair value of convertible note	6,340	—	(11,570)	—
Other expense and debt issuance costs write-off, net	(1,000)	(1,380)	(6,282)	(2,335)

Income before income taxes	12,631	5,340	46,884	69
Income tax expense	1,889	1,627	14,781	14,666
Net income (loss)	$10,742	$3,713	$32,103	$(14,597)

Weighted average shares outstanding:
Basic	46,173	45,387	45,975	45,320
Diluted	50,837	45,448	46,608	45,320

Earnings (loss) per share:
Basic	$0.23	$0.08	$0.70	$(0.32)
Diluted	$0.09	$0.08	$0.69	$(0.32)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023

Net income (loss)	$10,742	$3,713	$32,103	$(14,597)

Other comprehensive income (loss):
Cumulative translation adjustments	1,041	1,976	(401)	(187)
Unrealized gain on available-for-sale securities, net of tax	7	6	23	6
Total other comprehensive income (loss), net of tax	1,048	1,982	(378)	(181)
Comprehensive income (loss)	$11,790	$5,695	$31,725	$(14,778)
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	$63,023	$50,259	$103,410	$(10,285)	$(5,529)	$200,878
Net income	—	—	19,196	—	—	19,196
Cumulative translation adjustments	—	—	—	—	(252)	(252)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	7	7
Share-based compensation	—	557	—	—	—	557
Exercise of stock options	46	—	—	—	—	46
Employee savings plan activity	615	—	—	—	—	615
Balance as of July 29, 2023	$63,684	$50,816	$122,606	$(10,285)	$(5,774)	$221,047
Net income	—	—	2,165	—	—	2,165
Cumulative translation adjustments	—	—	—	—	(1,190)	(1,190)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	9	9
Share-based compensation	—	534	—	—	—	534
Exercise of stock options	959	—	—	—	—	959
Tax payments related to RSU issuances	—	(303)	—	—	—	(303)
Balance as of October 28, 2023	$64,643	$51,047	$124,771	$(10,285)	$(6,955)	$223,221
Net income	—	—	10,742	—	—	10,742
Cumulative translation adjustments	—	—	—	—	1,041	1,041
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	7	7
Share-based compensation	—	507	—	—	—	507
Exercise of stock options	142	—	—	—	—	142
Employee savings plan activity	586	—	—	—	—	586
Balance as of January 27, 2024	$65,371	$51,554	$135,513	$(10,285)	$(5,907)	$236,246
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

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 27, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,103	$(14,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,370	12,543
Loss (gain) on sale of property, equipment and other assets	98	(588)
Share-based compensation	1,598	1,487
Equity in loss of affiliates	2,330	2,596
Provision for doubtful accounts, net	659	674
Deferred income taxes, net	23	13,028
Non-cash impairment charges	1,091	4,576
Change in fair value of convertible note	11,570	—
Debt issuance costs write-off	3,353	—
Change in operating assets and liabilities	(13,406)	(29,206)
Net cash provided by (used in) operating activities	53,789	(9,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,628)	(21,809)
Proceeds from sales of property, equipment and other assets	107	612
Proceeds from sales or maturities of marketable securities	550	3,490
Purchases of equity and loans to equity investees	(4,084)	(3,240)
Net cash used in investing activities	(17,055)	(20,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	40,485	283,115
Payments on notes payable	(18,500)	(259,477)
Principal payments on long-term obligations	(307)	—
Debt issuance costs	(6,833)	—
Proceeds from exercise of stock options	1,147	—
Tax payments related to RSU issuances	(303)	(140)
Net cash provided by financing activities	15,689	23,498

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80	(342)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52,503	(7,278)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	24,690	18,008
End of period	$77,193	$10,730

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,959	$760
Income taxes, net of refunds	18,185	4,456

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	1,050	1,538
Contributions of common stock under the ESPP	1,201	1,207
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 27, 2024 and January 28, 2023 contained operating results for 39 weeks.
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Cash and cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the totals of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure certain issuances of foreign bank guarantees.

	January 27, 2024	January 28, 2023	April 29, 2023
Cash and cash equivalents	$76,764	$10,022	$23,982
Restricted cash	429	708	708
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$77,193	$10,730	$24,690
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $76,764 in cash and cash equivalent balances as of January 27, 2024, $63,179 were denominated in United States dollars, of which $1,568 were held by our foreign subsidiaries. As of January 27, 2024, we had an additional $13,585 in cash balances denominated in foreign currencies, of which $9,761 were maintained in accounts of our foreign subsidiaries.

Recent Accounting Pronouncements
Accounting Standards Adopted
In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification ("ASC") 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share ("EPS") for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. In the first quarter of fiscal 2024, we adopted ASU 2020-06 with no material impact to the Condensed Consolidated Financial Statements. On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by a secured convertible note due May 11, 2027 (the "Convertible Note"). See "Note 7. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note.

Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires enhanced disclosures about significant segment expenses. The Company is required to adopt ASU 2023-07 for its annual reporting in fiscal year 2025 and for interim period reporting beginning in the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires the disclosure of specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require disaggregation of income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 on a prospective basis. Early adoption and retroactive application are permitted. We are currently evaluating the impact of ASU 2023-09 on our income tax disclosures.
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
The aggregate amount of our investments accounted for under the equity method was $8,513 and $11,934 as of January 27, 2024 and April 29, 2023, respectively. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. For the three and nine months ended January 27, 2024, our share of the losses of our affiliates was $869 and $2,330 as compared to $895 and $2,596 for the three and nine months ended January 28, 2023.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the nine months ended January 27, 2024 and January 28, 2023 was $162 and $672, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the nine months ended January 27, 2024, $2 remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
During the nine months ended January 27, 2024, we invested $3,000 in convertible notes and $1,084 in promissory notes (collectively, the "Affiliate Notes") issued by our affiliates, which is included in the "Investment in affiliates and other assets" line item in our condensed consolidated balance sheets. During the nine months ended January 27, 2024, we did not convert any Affiliate Notes to stock ownership. Our ownership in Miortech was 55.9 percent and in XdisplayTM was 16.4 percent as of January 27, 2024. The total amount of Affiliate Notes as of January 27, 2024 was $13,134 and is included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets. The Affiliate Notes balance combined with the investment in affiliates balance totaled $21,647 and $24,836 as of January 27, 2024 and January 28, 2023, respectively.
Note 3. Earnings Per Share ("EPS")
Under the if-converted method, the Convertible Note is assumed to be converted into common stock at the beginning of the reporting period or at time of issuance, if later, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects, and the change in fair value of Convertible Note are added back to the numerator of the calculation. See "Note 7. Financing Agreements" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q for further information on the Convertible Note.
The following is a reconciliation of the net income (loss) and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 27, 2024 and January 28, 2023:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Earnings per share - basic
Net income (loss)	$10,742	$3,713	$32,103	$(14,597)
Weighted average shares outstanding	46,173	45,387	45,975	45,320
Basic earnings (loss) per share	$0.23	$0.08	$0.70	$(0.32)

Earnings per share - diluted
Net income (loss)	$10,742	$3,713	$32,103	$(14,597)
Change in fair value of convertible note	(6,340)	—	—	—
Interest expense on convertible note, net of tax	404	—	—	—
Diluted net income (loss)	$4,806	$3,713	$32,103	$(14,597)

Weighted average common shares outstanding	46,173	45,387	45,975	45,320
Dilution associated with stock compensation plans	627	61	633	—
Dilution associated with convertible note	4,037	—	—	—
Weighted average common shares outstanding, assuming dilution	50,837	45,448	46,608	45,320
Diluted earnings (loss) per share	$0.09	$0.08	$0.69	$(0.32)
Options outstanding to purchase 484 shares of common stock with a weighted average exercise price of $10.73 for the three months ended January 27, 2024 and 2,102 shares of common stock with a weighted average exercise price of $7.13 for the three months ended January 28, 2023 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
Options outstanding to purchase 695 shares of common stock with a weighted average exercise price of $10.30 for the nine months ended January 27, 2024 and 2,089 shares of common stock with a weighted average exercise price of $7.59 for the nine months ended January 28, 2023 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

During the nine months ended January 27, 2024, shares of common stock issuable upon conversion of the Convertible Note were not included in the computation of diluted earnings per share, as the effect would be anti-dilutive. For the nine months ended January 27, 2024, 3,875 potential common shares related to the Convertible Note were excluded from the calculation of diluted earnings per share. The debt evidenced by the Convertible Note was not outstanding during fiscal year 2023.
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
The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,802	$57,229	$5,021	$12,116	$6,508	$86,676
Limited configuration	22,157	8,395	20,900	5,646	6,702	63,800
Service and other	5,333	7,769	2,843	1,843	2,039	19,827
	$33,292	$73,393	$28,764	$19,605	$15,249	$170,303
Timing of revenue recognition
Goods/services transferred at a point in time	$24,361	$11,006	$20,819	$6,874	$7,473	$70,533
Goods/services transferred over time	8,931	62,387	7,945	12,731	7,776	99,770
	$33,292	$73,393	$28,764	$19,605	$15,249	$170,303

	Nine Months Ended January 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$28,231	$181,272	$31,679	$35,747	$25,291	$302,220
Limited configuration	80,822	32,127	97,514	22,182	19,243	251,888
Service and other	13,575	20,203	4,747	3,288	6,282	48,095
	$122,628	$233,602	$133,940	$61,217	$50,816	$602,203
Timing of revenue recognition
Goods/services transferred at a point in time	$84,758	$37,173	$94,622	$23,733	$21,235	$261,521
Goods/services transferred over time	37,870	196,429	39,318	37,484	29,581	340,682
	$122,628	$233,602	$133,940	$61,217	$50,816	$602,203

	Three Months Ended January 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,929	$53,437	$3,380	$11,446	$8,138	$86,330
Limited configuration	35,864	7,858	23,865	5,328	11,040	83,955
Service and other	4,174	6,453	1,067	804	2,192	14,690
	$49,967	$67,748	$28,312	$17,578	$21,370	$184,975
Timing of revenue recognition
Goods/services transferred at a point in time	$36,746	$10,125	$22,716	$5,571	$11,861	$87,019
Goods/services transferred over time	13,221	57,623	5,596	12,007	9,509	97,956
	$49,967	$67,748	$28,312	$17,578	$21,370	$184,975

	Nine Months Ended January 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,198	$148,467	$17,828	$35,330	$20,762	$242,585
Limited configuration	94,408	26,013	85,123	15,969	36,826	258,339
Service and other	12,526	18,890	3,176	2,498	6,320	43,410
	$127,132	$193,370	$106,127	$53,797	$63,908	$544,334
Timing of revenue recognition
Goods/services transferred at a point in time	$97,381	$31,029	$80,935	$16,702	$38,756	$264,803
Goods/services transferred over time	29,751	162,341	25,192	37,095	25,152	279,531
	$127,132	$193,370	$106,127	$53,797	$63,908	$544,334
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
The following table reflects the changes in our contract assets and liabilities:

	January 27, 2024	April 29, 2023	Dollar Change	Percent Change
Contract assets	$47,857	$46,789	$1,068	2.3%
Contract liabilities - current	68,936	91,549	(22,613)	(24.7)
Contract liabilities - noncurrent	16,347	13,096	3,251	24.8
The changes in our contract assets and contract liabilities from April 29, 2023 to January 27, 2024 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had immaterial impairments of contract assets for the nine months ended January 27, 2024.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items of our Condensed Consolidated Balance Sheets. Changes in unearned service-type warranty contracts, net were as follows:

January 27, 2024
Balance as of April 29, 2023	$28,338
New contracts sold	38,943
Less: reductions for revenue recognized	(31,748)
Foreign currency translation and other	(2,651)
Balance as of January 27, 2024	$32,882

Contracts in progress identified as loss contracts as of January 27, 2024 and as of April 29, 2023 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our Condensed Consolidated Balance Sheets.
During the nine months ended January 27, 2024, we recognized revenue of $82,938 related to our contract liabilities as of April 29, 2023.
Remaining performance obligations
As of January 27, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $393,203. Remaining performance obligations related to product and service agreements as of January 27, 2024 were $328,279 and $64,924, respectively. We expect approximately $328,491 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the nine months ended January 27, 2024 and January 28, 2023 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales:
Commercial	$33,292	$49,967	$122,628	$127,132
Live Events	73,393	67,748	233,602	193,370
High School Park and Recreation	28,764	28,312	133,940	106,127
Transportation	19,605	17,578	61,217	53,797
International	15,249	21,370	50,816	63,908
	170,303	184,975	602,203	544,334

Gross profit:
Commercial	5,546	10,547	25,546	21,565
Live Events	21,102	14,405	68,276	26,174
High School Park and Recreation	8,029	7,555	45,274	29,343
Transportation	6,180	5,534	20,049	15,456
International	861	3,672	7,919	6,673
	41,718	41,713	167,064	99,211

Operating expenses:
Selling	14,258	12,908	41,840	41,866
General and administrative	10,589	9,861	31,077	27,989
Product design and development	8,835	7,250	26,459	21,655
Goodwill impairment	—	4,576	—	4,576
	33,682	34,595	99,376	96,086
Operating income	8,036	7,118	67,688	3,125

Nonoperating (expense) income:
Interest (expense) income, net	(745)	(398)	(2,952)	(721)
Change in fair value of convertible note	6,340	—	(11,570)	—
Other expense and debt issuance costs write-off, net	(1,000)	(1,380)	(6,282)	(2,335)
Income before income taxes	$12,631	$5,340	$46,884	$69

Depreciation and amortization:
Commercial	$1,166	$927	$3,278	$2,564
Live Events	1,533	1,534	4,750	4,727
High School Park and Recreation	508	452	1,444	1,174
Transportation	181	163	523	416
International	563	608	1,701	1,719
Unallocated corporate depreciation and amortization	925	634	2,674	1,943
	$4,876	$4,318	$14,370	$12,543

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales:
United States	$152,962	$161,467	$545,699	$474,048
Outside United States	17,341	23,508	56,504	70,286
	$170,303	$184,975	$602,203	$544,334

	January 27, 2024	April 29, 2023
Property and equipment, net of accumulated depreciation:
United States	$64,496	$63,786
Outside United States	7,910	8,361
	$72,406	$72,147
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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each segment with a goodwill balance for the nine months ended January 27, 2024 were as follows:

	Commercial	Transportation	Total
Balance as of April 29, 2023	$3,198	$41	$3,239
Foreign currency translation	19	5	24
Balance as of January 27, 2024	$3,217	$46	$3,263
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test as of October 29, 2023 and concluded no goodwill impairment existed.
Accumulated impairments to goodwill as of January 27, 2024 and April 29, 2023 was $4,576.
Note 7. Financing Agreements

Long-term debt consists of the following:

	January 27, 2024	April 29, 2023
ABL credit facility/prior line of credit	$—	$17,750
Mortgage	14,250	—
Convertible note	25,000	—
Long-term debt, gross	39,250	17,750
Debt issuance costs, net	(854)	—
Change in fair value of convertible note	11,570	—
Current portion	(1,500)	—
Long-term debt, net	$48,466	$17,750
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility (the "ABL") maturing on May 11. 2026, which is secured by first priority lien on the Company's assets and is subject to certain factors that can impact our borrowing capacity, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage"). The ABL and Delayed Draw Loan are evidenced by a Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") between the Company and JPMorgan Chase Bank, N.A., as the lender. On May 11, 2023, the Company paid all amounts outstanding on the prior credit agreement, and this prior credit agreement was terminated as of this date. No gain or loss was recognized upon termination, and the Company incurred no early termination penalties in connection with such termination.
Under the ABL, certain factors can impact our borrowing capacity. As of January 27, 2024, our borrowing capacity was $32,907, there were no borrowings outstanding, and there was $5,426 used to secure letters of credit outstanding.
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
The $15,000 Delayed Draw Loan was funded on July 7, 2023 and is secured by the Mortgage on the Company's Brookings, South Dakota real estate. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of January 27, 2024 for Delayed Draw Loan was 9.5 percent.
Convertible Note
On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by the secured Convertible Note due May 11, 2027. The Convertible Note holder (the "Holder") has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property, subject to the Intercreditor Agreement dated as of May 11, 2023 by and among the Company, JPMorgan Chase Bank N.A., and the Holder of the Convertible Note.
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

Redemption Features

•If the Company were to have an "Event of Default", as defined by the Convertible Note, then the Holder may require the Company to redeem all or any portion of the Convertible Note.

•If the Company has a "Change of Control", as defined by the Convertible Note, then the Holder is entitled to payment of the outstanding amount of the Convertible Note at the "Change in Control Redemption Price," as defined in the Convertible Note.

Interest

Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of January 27, 2024, as interest will be paid in cash.

We elected the fair value option to account for the Convertible Note as described in "Note 10. Fair Value Measurement" of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. We have elected to present the fair value and the accrued interest component separately in the Condensed Consolidated Statements of Operations. Therefore, interest will be recognized and accrued separately in interest expense, with changes in fair value of the Convertible Note presented in the "Change in fair value of convertible note" line item in our Condensed Consolidated Statements of Operations.

The changes in fair value of the Convertible Note during the nine months ended January 27, 2024 are as follows:

Liability Component
(in thousands)
Balance as of May 11, 2023	$25,000
Redemption of convertible promissory note	—
Fair value change recognized	11,570
Balance as of January 27, 2024	$36,570

The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 and as of January 27, 2024 was computed using a binomial lattice model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the binomial lattice model:

Risk-Free Rate (Annual)	4.09%
Implied Yield	17.24%
Volatility (Annual)	60.00%
Dividend Yield (Annual)	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of January 27, 2024, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.

Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the nine months ended January 27, 2024, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs which is included in the "Other expense and debt issuance costs write-off, net" line item in our Condensed Consolidated Statements of Operations. During the nine months ended January 27, 2024, we amortized $1,148 of debt issuance costs. The remaining debt issuance costs of $3,694 are being amortized over the three-year term of the Credit Facility.
Future Maturities
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2024	$375
2025	1,500
2026	1,500
2027	10,875
2028	25,000
2029 and beyond	—
Total debt	$39,250

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
Warranties: Changes in our warranty obligation for the nine months ended January 27, 2024 consisted of the following:

January 27, 2024
Balance as of April 29, 2023	$32,541
Warranties issued during the period	10,518
Settlements made during the period	(9,323)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	954
Balance as of January 27, 2024	$34,690

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of January 27, 2024, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $5,426, $163 and $45,746, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of January 27, 2024, we were not aware of any material indemnification claims.
Note 9. Income Taxes
Our effective tax rate for the three and nine months ended January 27, 2024 was a tax rate of 15.0 and 31.5 percent, respectively. Income before tax includes the impacts of the change in the Convertible Note fair value; however, these changes are not deductible or taxable, which impacts the effective tax rate. Our effective tax rate for the three months ended January 28, 2023 was a tax rate of 30.5 percent. The rate for the nine months ended January 28, 2023 was skewed by the valuation allowance placed on deferred taxes during the second quarter of fiscal 2023.
We operate both domestically and internationally and, as of January 27, 2024, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of January 27, 2024, we had $352 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 27, 2024 and April 29, 2023 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 27, 2024
Cash and cash equivalents	$76,764	$—	$—	$76,764
Restricted cash	429	—	—	429
Convertible note	—	—	(36,570)	(36,570)
	$77,193	$—	$(36,570)	$40,623
Balance as of April 29, 2023
Cash and cash equivalents	$23,982	$—	$—	$23,982
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government sponsored entities	—	534	—	534
Derivatives - liability position	—	(579)	—	(579)
	$24,690	$(45)	$—	$24,645

We elected to value the Convertible Note at fair value in accordance with ASC 825-10-15-4(a) because of the embedded derivatives contained in the Convertible Note. The fair value of the Convertible Note was estimated using a binomial lattice model. Binomial lattice allows for the examination of the value to a holder and understanding the investment decision that would occur at each node.
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

Note 11. Related Party Transactions
The Company's Board of Directors has adopted a written policy and procedures with respect to related party transactions, which the Audit Committee oversees. Under the policy, a "related party transaction" is generally defined as a transaction, arrangement, or relationship in which the Company was, is or will be a participant; the amount involved exceeds $120; and in which any "related person" had, has or will have a direct or indirect material interest. The policy generally defines a "related person" as a Director, executive officer or beneficial owner of more than five percent of any class of our voting securities and any immediate family member of any of the foregoing persons.
The Audit Committee reviews and, if appropriate, approves related party transactions, including certain transactions which are deemed to be pre-approved under the policy. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is ongoing.
As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement with Alta Fox Opportunities Fund, LP, as the holder (the "Holder") of the Convertible Note. Under the Securities Purchase Agreement, the Company sold and issued to the Holder the Convertible Note in exchange for the payment by the Holder to the Company of $25,000. As of May 11, 2023, and based on Amendment No. 2 to the Schedule 13D filed by the Holder and its affiliates named therein on May 15, 2023 with the SEC, the Holder and its affiliates beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Holder to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Holder and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
Since May 11, 2023, the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest. In the first nine months of fiscal 2024, we have made interest payments of $1,125 under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement, and the Registration Rights Agreement dated as of May 11, 2023 by and between the Holder and the Company and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2023 is hereby incorporated by reference into this Report. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”), who are affiliates of the Holder. The Standstill Agreement is filed as Exhibit 10.13 to Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by the Holder and its affiliates named therein on June 9, 2023 with the SEC, and based on other information provided by the Holder, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.
On June 7, 2023, the Company received from the Holder a written notice of a decrease in the “Percentage Cap” (as such term is defined in the Convertible Note) from 9.99 percent to 4.99 percent, which decrease became effective immediately upon the Company’s receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Holder may own. In Amendment No. 3, the Holder and its affiliates identified in Amendment No. 3 owned 2,293 shares of common stock on June 9, 2023, representing 4.99 percent of the common stock of the Company, meaning the Holder and its affiliates are no longer “related parties” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933.

During the first nine months of fiscal 2024, the Company and the South Dakota Board of Regents entered into contracts for video display systems for Dakota State University. The amount of the contracts was $1,178. A member of the Company's Board of Directors is the President of Dakota State University.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 29, 2023, to and including January 27, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
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
CURRENT CONDITIONS
Our past investments in people and plant capacity and the continued stable supply chain environment have allowed for efficient production and fulfillment of orders. Although the post-pandemic geopolitical situation and global trade patterns continue to evolve, we believe that the levels of uncertainty and volatility in supply chain and demand will not be as great as it was through the pandemic and will continue to stabilize during this fiscal year.
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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JANUARY 27, 2024 AND JANUARY 28, 2023
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
Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlight fluctuations caused by seasonality and multi-million dollar projects. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. Order fulfillment timing is dependent on customer schedules, supply chain conditions, and our capacity availability. We believe order information is useful to investors because it provides an indication of our market share and future revenues.
Our product order backlog as of January 27, 2024 was $328.3 million as compared to $429.1 million as of January 28, 2023 and $400.7 million at April 29, 2023. The decrease in backlog is trending down to more historical levels as a result of fulfilling orders at a greater pace as supply chain conditions stabilized and production lead times improved, utilizing our increased capacity, and order pace returning to more normalized rates.
We expect to fulfill the backlog as of January 27, 2024 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from parts availability and other constraints stemming from the supply chain disruptions or by customer site conditions, which are outside our control.

Net Sales
The following table shows information regarding net sales for the three months ended January 27, 2024 and January 28, 2023:

	Three Months Ended
(in thousands)	January 27, 2024	January 28, 2023	Dollar Change	Percent Change
Net Sales:
Commercial	$33,292	$49,967	$(16,675)	(33.4)%
Live Events	73,393	67,748	5,645	8.3
High School Park and Recreation	28,764	28,312	452	1.6
Transportation	19,605	17,578	2,027	11.5
International	15,249	21,370	(6,121)	(28.6)
	$170,303	$184,975	$(14,672)	(7.9)%
Orders: (1)
Commercial	$34,524	$28,737	$5,787	20.1%
Live Events	95,217	61,011	34,206	56.1
High School Park and Recreation	35,385	28,097	7,288	25.9
Transportation	18,924	13,525	5,399	39.9
International	8,013	17,005	(8,992)	(52.9)
	$192,063	$148,375	$43,688	29.4%
(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the fiscal 2024 third quarter, net sales were $170.3 million, a decrease of $14.7 million from net sales in the prior year's third quarter. The third quarter of every year is characterized by seasonally lower volume, and the decrease is attributable to the year-ago period’s unseasonably record revenue driven by high backorder fulfillment resulting from recovery of pandemic-related supply chain challenges and labor availability. The sales decrease was driven by comparatively lower volumes in the Commercial and International business units, partially offset by order fulfillments in the Live Events, High School Park and Recreation, and Transportation business units.
Orders for the third quarter of fiscal 2024 increased by 29.4 percent from the third quarter of fiscal 2023 driven by strong demand in the Live Events business unit, rebounding demand in the Spectacular and Out-of-Home markets in our Commercial business unit, and solid growth in the High School Parks and Recreation and Transportation business units. These higher orders offset an order decrease in the International business unit.

Gross Profit and Contribution Margin

	Three Months Ended
	January 27, 2024		January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$5,546	16.7%	$10,547	21.1%
Live Events	21,102	28.8	14,405	21.3
High School Park and Recreation	8,029	27.9	7,555	26.7
Transportation	6,180	31.5	5,534	31.5
International	861	5.6	3,672	17.2
	$41,718	24.5%	$41,713	22.6%
The gross profit improvement for the third quarter of fiscal 2024 as compared to the same period in fiscal 2023 is due to strategic pricing, greater efficiency of sales volume generation over the cost structure, and a more stable operating environment.
Total warranty costs as a percent of sales for the three months ended January 27, 2024 compared to the same period one year ago increased to 1.9 percent from 1.7 percent.

	Three Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$1,474	4.4%	$(5,210)	(77.9)%	$6,684	13.4%
Live Events	17,987	24.5	5,878	48.5	12,109	17.9
High School Park and Recreation	4,515	15.7	142	3.2	4,373	15.4
Transportation	5,202	26.5	759	17.1	4,443	25.3
International	(1,718)	(11.3)	(2,914)	(243.6)	1,196	5.6
	$27,460	16.1%	$(1,345)	(4.7)%	$28,805	15.6%
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
Contribution margin as a percent of net sales for the fiscal quarter ended January 27, 2024 was positively impacted by the previously discussed impacts on gross profit.

Reconciliation from non-GAAP contribution margin to the operating income GAAP measure is as follows:

	Three Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$27,460	16.1%	$(1,345)	(4.7)%	$28,805	15.6%
General and administrative	10,589	6.2	728	7.4	9,861	5.3
Product design and development	8,835	5.2	1,585	21.9	7,250	3.9
Goodwill impairment	—	—	(4,576)	(100.0)	4,576	2.5
Operating income	$8,036	4.7%	$918	12.9%	$7,118	3.8%
General and administrative expenses in the third quarter of fiscal 2024 increased as compared to the third quarter of fiscal 2023 primarily due to an increase in personnel-related expenses.
Product design and development expenses in the third quarter of fiscal 2024 increased as compared to the third quarter of fiscal 2023 primarily due to an increase in personnel-related expenses.
We recorded a $4.6 million non-cash goodwill impairment charge during the third quarter of fiscal 2023 that was not repeated in the third quarter of fiscal 2024.
Other Income and Expenses

	Three Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(745)	(0.4)%	$(347)	87.2%	$(398)	(0.2)%
Change in fair value of convertible note	$6,340	3.7%	$6,340	—%	$—	—%
Other expense and debt issuance costs write-off, net	$(1,000)	(0.6)%	$380	(27.5)%	$(1,380)	(0.7)%
Interest (expense) income, net: The increase in interest income and expense, net for the third quarter of fiscal 2024 compared to the same period one year ago was primarily due to closing in May 2023 on the convertible note (the "Convertible Note") and asset-based and mortgage financings at higher values and interest rates than were in effect under our previous line of credit during the 2023 third quarter.
Change in fair value of Convertible Note: For the three months ended January 27, 2024, we recorded income of $6.3 million related to the change in fair value of the Convertible Note payable, which is accounted for under the fair value option. The fair value change was primarily caused by the decrease in our stock price during the third quarter of fiscal year 2024 compared to the second quarter of fiscal year 2024.
Other expense, net: The change in other expense, net for the third quarter of fiscal 2024 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility.

Income Taxes
Our effective tax rate for the third quarter of fiscal 2024 was 15.0 percent as compared to an effective tax rate of 30.5 percent for the third quarter of fiscal 2023. The lower tax rate for the third quarter of fiscal 2024 is caused by the reduction in fair value adjustment to income that is not taxable.
RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED JANUARY 27, 2024 AND JANUARY 28, 2023
Net Sales
The following table shows information regarding net sales for the nine months ended January 27, 2024 and January 28, 2023:

	Nine Months Ended
(in thousands)	January 27, 2024	January 28, 2023	Dollar Change	Percent Change
Net Sales:
Commercial	$122,628	$127,132	$(4,504)	(3.5)%
Live Events	233,602	193,370	40,232	20.8
High School Park and Recreation	133,940	106,127	27,813	26.2
Transportation	61,217	53,797	7,420	13.8
International	50,816	63,908	(13,092)	(20.5)
	$602,203	$544,334	$57,869	10.6%
Orders: (1)
Commercial	$101,167	$119,126	$(17,959)	(15.1)%
Live Events	226,436	193,763	32,673	16.9
High School Park and Recreation	103,924	97,574	6,350	6.5
Transportation	59,409	45,812	13,597	29.7
International	43,450	45,130	(1,680)	(3.7)
	$534,386	$501,405	$32,981	6.6%

(1) Orders are not measures defined by GAAP, and our methodology for determining orders may vary from the methodology used by other companies in determining their orders and amounts.
For the first nine months of fiscal 2024, net sales were $602.2 million, an increase of $57.9 million from the prior year's first nine-month period. This increase was primarily due to higher throughput from our past investments in capacity and the more stable operating environment. During the nine-month period ended January 28, 2023, we faced material supply and labor shortages which extended lead times and delayed the conversion of orders into sales.
Order volume increased in the first nine months of fiscal 2024 from the prior year's nine-month period. Higher orders from customers in the Live Events, High School Park and Recreation, and Transportation business units offset decreases in the Spectacular and Out-of-Home markets in our Commercial business unit. The change in the Commercial business unit was caused by volatility in bookings of larger sized Spectacular LED video displays projects and a contraction in advertising spend. Orders in the International business unit in the first nine months of fiscal 2024 were lower due to a weakening economic outlook relating to inflationary pressures, geopolitical events, and currency headwinds.

Gross Profit and Contribution Margin

	Nine Months Ended
	January 27, 2024		January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Amount	As a Percent of Net Sales
Gross Profit:
Commercial	$25,546	20.8%	$21,565	17.0%
Live Events	68,276	29.2	26,174	13.5
High School Park and Recreation	45,274	33.8	29,343	27.6
Transportation	20,049	32.8	15,456	28.7
International	7,919	15.6	6,673	10.4
	$167,064	27.7%	$99,211	18.2%
The increase in gross profit percentage in the nine months ended January 27, 2024 as compared to the same nine-month period in fiscal 2023 is attributable to the record sales volume over our fixed manufacturing cost structure, past strategic pricing actions, stabilization of input costs, and fewer supply chain and operational disruptions during the first nine months of fiscal 2024 as compared to a year earlier. The effect of employee benefit programs activation in fiscal year 2024 reduced gross profit by $2.8 million in the nine months ended January 27, 2024.
Total warranty costs as a percent of sales for the nine months ended January 27, 2024 compared to the same period one year ago increased to 2.1 percent from 2.0 percent.

	Nine Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution Margin:
Commercial	$12,598	10.3%	$3,795	43.1%	$8,803	6.9%
Live Events	59,974	25.7	41,677	227.8	18,297	9.5
High School Park and Recreation	34,724	25.9	15,332	79.1	19,392	18.3
Transportation	17,144	28.0	4,732	38.1	12,412	23.1
International	784	1.5	2,343	150.3	(1,559)	(2.4)
	$125,224	20.8%	$67,879	118.4%	$57,345	10.5%
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
Contribution margin for the first nine months of fiscal 2024 was positively impacted by the previously discussed sales levels and impacts on gross profit. Employee benefit programs activation reduced contribution margin by $1.0 million in the nine months ended January 27, 2024.
Reconciliation from non-GAAP contribution margin to the operating income GAAP measure is as follows:

	Nine Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Contribution margin	$125,224	20.8%	$67,879	118.4%	$57,345	10.5%
General and administrative	31,077	5.2	3,088	11.0	27,989	5.1
Product design and development	26,459	4.4	4,804	22.2	21,655	4.0
Goodwill impairment	—	—	(4,576)	(100.0)	4,576	0.8
Operating income (loss)	$67,688	11.2%	$64,563	2066.0%	$3,125	0.6%
General and administrative expenses in the first nine months of fiscal 2024 increased primarily due to an increase in personnel-related expenses.
Product design and development expenses in the first nine months of fiscal 2024 increased as compared to the first nine months of fiscal 2023 primarily due to an increase in personnel-related expenses.
We recorded a $4.6 million non-cash goodwill impairment charge during the third quarter of fiscal 2023 that was not repeated in the third quarter of fiscal 2024.
Other Income and Expenses

	Nine Months Ended
	January 27, 2024				January 28, 2023
(in thousands)	Amount	As a Percent of Net Sales	Dollar Change	Percent Change	Amount	As a Percent of Net Sales
Interest (expense) income, net	$(2,952)	(0.5)%	$(2,231)	309.4%	$(721)	(0.1)%
Change in fair value of convertible note	$(11,570)	(1.9)%	$(11,570)	—%	$—	—%
Other expense and debt issuance costs write-off, net	$(6,282)	(1.0)%	$(3,947)	169.0%	$(2,335)	(0.4)%
Interest (expense) income, net: The increase in interest income and expense, net in the first nine months of fiscal 2024 compared to the same period one year ago was primarily due to closing in May 2023 on the Convertible Note and asset-based and mortgage financings at higher values and interest rates than the utilization of our previous line of credit during the first nine months of fiscal 2023.
Change in fair value of Convertible Note: For the nine months ended January 27, 2024, we recorded an expense of $11.6 million related to the change in fair value of the Convertible Note payable which is accounted for under the fair value option. The fair value change was primarily caused by the increase in our stock price over the conversion price and the decline in market interest rates making the value of potentially converted shares higher than at the debt issuance.
Other expense, net: The change in other expense, net for the first nine months of fiscal 2024 as compared to the same period one year ago was primarily due to losses recorded for equity method affiliates and foreign currency volatility and expensing of $3.4 million of debt issuance costs related to the Convertible Note carried at fair value.
Income Tax
We have recorded an effective tax rate of 31.5 percent for the nine months ended January 27, 2024. The tax rate for the first nine months of fiscal 2024 is caused by the fair value adjustment to expense that is not deductible for tax purposes. The effective tax rate for the first nine months of fiscal 2023 was skewed due a full valuation allowance placed on deferred taxes. Absent any major tax changes, we expect our full year effective tax rate to be in the mid-twenties, before the impacts of fair value accounting for the Convertible Note.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	January 27, 2024	January 28, 2023	Dollar Change
Net cash provided by (used in):
Operating activities	$53,789	$(9,487)	$63,276
Investing activities	(17,055)	(20,947)	3,892
Financing activities	15,689	23,498	(7,809)
Effect of exchange rate changes on cash	80	(342)	422
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,503	$(7,278)	$59,781
Net cash provided by (used in) operating activities: Net cash provided by operating activities was $53.8 million for the first nine months of fiscal 2024 compared to net cash used in operating activities of $9.5 million in the first nine months of fiscal 2023. The $63.3 million change in cash provided by (used in) operating activities was primarily the result of an increase in net income of $46.7 million in the first nine months of fiscal 2024 compared to the same period in fiscal 2023 as strategic pricing actions and operating conditions improved, the $11.6 million of non-cash fair value change of our Convertible Note impacting net income, and improved working capital positions. We also had strategically invested in inventory through the first nine months of fiscal 2023 as a reaction to supply chain constraints and historic backlog, which consumed cash. Since January 28, 2023, we have reduced inventory and related payables for inventory as we reduced backlog and generated cash from inventory reduction. Increases in contract asset levels have used some cash for working capital because of business increases.
The changes in net operating assets and liabilities consisted of the following:

	Nine Months Ended
	January 27, 2024	January 28, 2023
(Increase) decrease:
Accounts receivable	$8,725	$(15,753)
Long-term receivables	1,123	1,265
Inventories	8,880	(30,346)
Contract assets	(1,213)	5,653
Prepaid expenses and other current assets	1,788	6,176
Income tax receivables	(1,175)	(2,653)
Investment in affiliates and other assets	201	(581)
Increase (decrease):
Accounts payable	(18,325)	(2,921)
Contract liabilities	(19,351)	9,196
Accrued expenses	4,484	(1,220)
Warranty obligations	656	(623)
Long-term warranty obligations	1,493	1,958
Income taxes payable	(2,260)	(150)
Long-term marketing obligations and other payables	1,568	793
	$(13,406)	$(29,206)

Net cash used in investing activities: Net cash used in investing activities totaled $17.1 million in the first nine months of fiscal 2024 compared to net cash used in investing activities of $20.9 million in the first nine months of fiscal 2023. Purchases of property and equipment totaled $13.6 million in the first nine months of fiscal 2024 compared to $21.8 million in the first nine months of fiscal 2023. Fiscal 2023 purchases were higher because of initiatives to upgrade existing or purchase new manufacturing equipment for capacity and automation.
Net cash provided by financing activities: Net cash provided by financing activities was $15.7 million for the nine months ended January 27, 2024 due to cash provided by the closing of a $25.0 million Convertible Note financing and the $15.0 million mortgage financing offset by the payoff of our previous credit line of $17.8 million, expending $6.8 million of debt issuance costs, and principal payments on the mortgage, as compared to $23.5 million of cash provided by financing due to draws on our line of credit in the first nine months of fiscal 2023.
Debt and cash
We maintain a $60.0 million asset-based revolving credit facility ("ABL") with a maturity date of May 11, 2027 subject to customary covenants and conditions. As of January 27, 2024, we had no borrowings against the ABL and $5.4 million used to secure letters of credit outstanding. We also have a mortgage of $14.3 million secured by a first priority lien on our Brookings, South Dakota real estate and $25.0 million evidenced by the Convertible Note secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.
As of January 27, 2024, we had $76.8 million in cash and cash equivalents and $32.9 million in borrowing capacity under our ABL. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $205.3 million and $132.5 million as of January 27, 2024 and April 29, 2023, respectively. We had $10.4 million of retainage on long-term contracts included in receivables and contract assets as of January 27, 2024 which we expect to collect within one year and which are included in the short-term asset portion of working capital.
Other Liquidity and Capital Uses
We are sometimes required to obtain performance bonds for display installations; we have a bonding line available through surety companies for an aggregate of $190.0 million in bonded work outstanding. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 27, 2024, we had $45.7 million of bonded work outstanding.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total fiscal 2024 capital expenditures to be approximately $19 million, of which we have incurred $13.6 million for the first nine months of the fiscal 2024. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $0.8 million for the remainder of fiscal 2024 in our current affiliates. We may make additional investments beyond our commitments.
Contractual Obligations and Commercial Commitments
During the first nine months of fiscal 2024, we entered into a new credit facility and mortgage and the Convertible Note as disclosed herein. There have been no other material changes in our contractual obligations since the end of fiscal 2023. See our Annual Report on Form 10-K for the fiscal year ended April 29, 2023 for additional information regarding our contractual obligations and commercial commitments.

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
New Accounting Pronouncements
For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. During the first quarter of fiscal 2024, we entered into the ABL and the $15.0 million delayed draw loan, which are subject to interest rate risks.
There have been no other material changes in our exposure to these risks during the first nine months of fiscal 2024.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of January 27, 2024, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 27, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
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
Remediation Plan
Our remediation plan includes providing training to the revenue control operators relating to the level of precision expected when executing these controls in accordance with the Company's policy. During the first nine months of fiscal 2024, we conducted additional training of our control operators. In conjunction with the training, management made enhancements to improve and ensure operation of certain transactional level controls.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 27, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended January 27, 2024, we did not repurchase any shares of our common stock.
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

Date: February 28, 2024