Form 10-K
period 2024-04-27
DAKTRONICS INC /SD/
filed 2024-06-26
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 27, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___.
Commission File Number: 001-38747
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at October 28, 2023 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $445,961,756. For purposes of determining this number, individual shareholders holding more than 10 percent of the Registrant’s outstanding common stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.
The number of shares of the Registrant’s common stock outstanding as of June 3, 2024 was 46,296,377.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED April 27, 2024

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (the "Form 10-K" or the "Report") contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times and supply chain disruptions; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders, including as a result of the COVID-19 pandemic caused by the coronavirus; (xvi) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic; (xvii) uncertainties related to market conditions and entry into financing transactions; (xviii) the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; (xix) our financing plans and ability to maintain adequate liquidity; (xx) the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; (xxi) our ability to obtain additional financing on terms favorable to us, or at all; (xxii) any future goodwill impairment charges; and (xxiii) the valuation of investment in and advances to affiliates. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission.
PART I.
Item 1. BUSINESS
Business Overview
Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support.
We were founded in 1968 by Drs. Aelred Kurtenbach and Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company's growing and evolving line. In 1994, Daktronics became a publicly-traded company and invested in display technologies and new markets. We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to a world leader in the display industry. We currently employ 2,831 people globally. We are headquartered at 201 Daktronics Dr., Brookings, SD 57006, telephone 605-692-4200. Our Internet address is https://www.daktronics.com.

Available Information
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
Reportable Segments
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
Description of Business
We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support. Each of those activities is described below:
Marketing and Sales. Our sales force is comprised of direct sales staff and resellers, including AV integrators, located throughout the world supporting all customer types in both sales and service. We primarily use a direct sales force for large integrated display system sales in professional sports, colleges and universities, and commercial spectacular projects. We also use our direct sales force to sell to out-of-home advertising companies, to transportation system operators, and to certain high school park and recreation customers. The majority of our products sold by resellers are standard catalog products such as video boards and dynamic message systems and increasingly include indoor micro-LED configurable display systems. We also utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence. We support our resellers through direct mail/email advertising, social media campaigns, trade journal advertising, product and installation training, trade show exhibitions, and accessibility to our regional sales or service teams and demonstration equipment.
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
Professional Services. To assist our clients' ability to engage, inform and entertain their audiences, we provide professional services including event support, event production curriculum, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support training for operators.
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
•LED Message displays and signs
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
LED Message Displays and Signs. The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with the Venus® Control Suite. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size and viewing distance. Galaxy® displays can display text, graphics and animation, as well as prerecorded video clips. They are used primarily to convey information and on-premises advertising to consumers.
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
Software and Controllers including Venus® Control Suite. The Venus® Control Suite is our platform for scheduled control capability. It can be used in any application where the intended message is created in advance and scheduled to play at a predetermined time. It is available in an on-premise or hosted cloud-based configuration and is capable of supporting a single display or scaling to support many displays. For applications that require both scheduled content and live video or real time content, a control solution can combine the capabilities of Venus® Control Suite with the capabilities of the Show Control Software Suite to create a powerful solution that enables customers to easily manage content on their displays. Content includes media, scoring, statistics, timing, advertising, way-finding information, playback loops and entertainment type visualizations.
Our Show Control Suite is an easy-to-use and powerful integrated solution to achieve a dynamic, seamless and fully immersive game-day production. Show Control Studio offers products designed for display control, while Show Control Live is designed for video production.
Raw Materials
Materials used in the production of our video display and control systems are sourced from around the world. Examples of the materials we use in production include LEDs, integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, tariff changes, price changes, war, transportation disruptions, or other geopolitical impacts to trade or transport, or defects in the supplied material or component could have an adverse impact on our business and operations. Our sourcing group is responsible to maintain and implement strategies to mitigate these evolving risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We sometimes prepay for future supply.
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
Our gross margins tend to fluctuate more on uniquely configured orders than on limited configured orders. Uniquely configured orders involving competitive bidding and substantial subcontracting work for product installation generally have lower gross margins. Although we follow the over-time method of recognizing revenues for uniquely configured orders, we nevertheless have experienced fluctuations in operating results and expect our future results of operations will be subject to similar fluctuations.
Working Capital
For information regarding working capital items, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this Form 10-K.
Customers
We have a large and diverse worldwide customer base, ranging from local main street business owners, out-of-home companies, governmental agencies, and schools, colleges, and universities, to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have an adverse effect on us. See "Note 3. Segment Reporting" of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.
Product Order Backlog
Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not metrics defined by accounting principles generally accepted in the United States of America ("GAAP"), and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.
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
Our product order backlog as of April 27, 2024 was $316.9 million as compared to $400.7 million as of April 29, 2023. The decrease in backlog, to more historical levels, is a result of fulfilling orders at a greater pace in fiscal 2024 as supply chain conditions stabilized and production lead times improved, utilizing our increased capacity, and order pace returning to more normalized rates.
We expect to fulfill the backlog as of April 27, 2024 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from customer site conditions, which are outside our control.
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
Our obligations to conduct site work, including installations or repair, require us to comply with environmental rules and regulation, wage requirements, and safety standards. Often, certain contracts require us to have accident prevention programs that provide for frequent and regular inspection of the jobsites, materials, and equipment by competent persons.
Our global operations subject us to various laws and regulations, including laws and regulations relating to tax compliance, anti-corruption, data privacy, cybersecurity, governance, climate, and disclosure reporting. These requirements vary and can involve matters and processes such as using resources for related expertise and information systems, records management, policy creation and maintenance, data protection programs, compliance filings, control design and testing, and continued training of employees.
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
During fiscal 2024, our design teams focused on investing in product design and development to improve our video technology over a wide range of pixel pitches and sustainable technologies for both indoor and outdoor applications and to advance micro-LED devices and placement processes. These new or improved technologies are focused on varied pixel density for image quality and use, expanded product line offerings for our various markets and geographies, improved quality and reliability, and improved cost points.
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
As of April 27, 2024, we employed approximately 2,520 full-time employees and 311 part-time and temporary employees. Of these employees, approximately 1,149 were in manufacturing, 482 were in sales and marketing, 570 were in customer service, 387 were in engineering, and 243 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe employee relations are good.
Item 1A. RISK FACTORS
Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K and documents incorporated by reference herein, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock.
The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, operating results, and financial condition could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
Our business is subject to global political issues and conflicts and governmental actions. Such factors can create trade restrictions, increase tariff costs, increase prices for raw materials and components used in our products, increase the cost of sales, decrease demand for our products, or have other implications on our business operations. These impacts could reduce profitability and could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business, manufacture our products, or obtain raw materials and components for production.
For example, during calendar 2024, national elections are occurring in countries accounting for 49 percent of the people of the world, including the United States, which could cause changing governmental actions and policies; the Israeli-Palestinian conflict; the continuing conflict arising from the invasion of Ukraine by Russia; or tensions among Taiwan, China, the United States or other countries, could adversely impact macroeconomic conditions, give rise to regional instability, and result in heightened economic tariffs, sanctions and import-export restrictions from the United States and the international community in a manner that adversely affects our Company, including to the extent that any such actions cause material business interruptions or restrict our ability in these regions to conduct business with certain suppliers or vendors. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.
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
Our business, operations, and financial results were impacted by the COVID-19 pandemic. Impacts on our business include, but are not limited to:
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
Risks Related to Our Business and Industry
We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, an interruption, or a material change in our business relationships with our suppliers or in global supply chain conditions has had and could continue to cause a disruption in our supply chains and a substantial increase in the costs of such raw materials and components. Geopolitical tensions can impact our ability to obtain key materials and components. Such changes have and could continue to result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end user customers and may result in the loss of sales and end user customers and cause harm to our sales, financial condition, and results of operations.
The performance and financial condition of a supplier may cause us to alter our business terms, cease doing business with a particular supplier, or change our sourcing practices. Our suppliers are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. Our supply chain includes materials that are sourced or packaged directly or indirectly through suppliers in Taiwan or China. Geopolitical tensions and shipping disruptions can impact our suppliers ability to deliver components and raw materials.
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
In addition, intellectual property rights of others also have an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement by us of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services, even if we are successful in defending against any such claim.
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
Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, shortages or delays because of work restrictions for various reasons like pandemic restrictions; supply chain implications due to war or other geopolitical impacts on supply chains; risks of damage, destruction or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes or related employee worker unavailability, that could disrupt operations at ports-of-entry; transportation and other delays in shipments as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.
Cost inflation in, and shortages of, raw materials, components, and related transportation and tariff costs can have a significant impact on our price competitiveness and/or ability to produce our products, which have caused and could continue to cause harm to our sales, financial condition and results of operations.
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
Trade disruptions and trade policies between countries could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We monitor for these types of situations and evaluate ways to minimize these impacts through vendor negotiations, alternative sources, and potential price adjustments.

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
•our ability to scale down or to add and train our manufacturing and services staff in advance of demand changes;
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
These estimates and assumptions affect the timing and amount of net sales, costs, and profits or losses in applying the principles to contracts with customers under over time method of recording revenue using the cost-to-cost input method; credit losses for accounts receivables and contract assets; the valuation of inventory; estimated amounts for warranty and product maintenance agreement costs; the calculation of the fair value of our notes payable; the calculation and valuation of our investments and deferred tax assets; the valuation of our investment in affiliates or unconsolidated subsidiaries; fair value estimates used in goodwill and long-term assets testing; estimating the impact of uncertainties in the application of complex tax laws; and calculating share-based compensation expense. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management's estimates and assumptions change or are not correct, our financial condition or results of operations could be adversely affected.
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
The terms and conditions of our credit facilities and convertible debt impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition and make us vulnerable to adverse economic or industry conditions and cause liquidity issues.
The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; to merge or consolidate with another company; to dispose of substantially all our assets; to acquire or purchase a business or its assets; or to sell our assets, among other restrictions. Our credit facilities also impose certain financial covenants on us which restrict the level of our cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facilities to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
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
We routinely invest in and explore investing in or acquiring other businesses and related assets to complement or enhance our business strategies. These investments are often made to increase and enhance our customer relations and market base, expand geographically, or obtain technological advances to support our solution portfolio. Periodically, we may also consider disposing of these businesses, partial investments, assets, or other lines of business.
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
Our investment in and advances to affiliates totaled $16.1 million as of April 27, 2024. Our financial results are impacted negatively or positively from our proportionate share of our affiliates' financial performance. Any reduction or impairment of the value of an investment and related acquired assets, goodwill, or investments in affiliates would result in charges against earnings, which would adversely affect our results of operations in future periods. We recorded an impairment to the value of these investments of $6.4 million and $4.5 million during fiscal year 2024 and 2023, respectively.
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
We perform our annual impairment test on the first day of our third fiscal quarter. The annual impairment test for fiscal years 2024 and 2022 concluded no goodwill impairment existed. During fiscal year 2023, we concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded a $4.6 million impairment charge.
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
Increases in the cost of employee benefits could impact our financial results and cash flows.
Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including the current inflationary pressures on wages and benefits, could negatively impact our financial results and cash flows. Although we purchase stop loss insurance, its cost and healthcare costs have risen significantly in recent years. Legislative and private sector initiatives regarding healthcare reform could result in significant changes to the United States healthcare system. Due to the breadth and complexity of the healthcare reform legislation and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.
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
Information Systems, Legal, and Regulatory Risks
Our business depends on numerous complex information systems. Any failure to maintain these systems, a network disruption, or breaches in data security could cause a material adverse effect on our business.
We rely heavily on complex information systems for the successful operation of our business, for the support of our offerings, and for the collection and retention of business data. Any information system failure of or breach in security could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, ransomware attacks, programming issues, and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate data protection or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems, to reimburse customers' losses, and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees and investors and expose us to risk of litigation and liability.
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
Anti-bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. Violations of anti-corruption, anti-bribery and trade control laws and sanctions regulations are punishable by civil penalties, including fines; the denial of export privileges; injunctions; asset seizures; debarment from government contracts and revocations or restrictions of licenses; as well as criminal fines and imprisonment, and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers and other third parties with whom we do business violate anti-bribery, anti-corruption or similar laws and regulations, we may incur severe fines, penalties and reputational damage even if we were not aware of such violation. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our partners take inside or outside of the United States even though we are not aware of such actions or our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.
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
Environmental, society, and governance ("ESG") regulations and disclosures may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.

There has been an increased focus from regulators, investors, employees, consumers, and other stakeholders relating to ESG practices. We periodically communicate our ESG initiatives, which include prioritizing people, community, environmental, and product stewardship. Certain market participants, including major institutional investors, proxy advisory firms and capital providers, use benchmarks and scores to assess companies’ ESG profiles in making investment or revoting decisions or recommending voting positions. We have limited and in some instances no visibility or control over these scores or their underlying methodologies. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Our failure to respond to regulatory requirements or to advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations.
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
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely affect our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Form 10-K, during the year-end closing processes for fiscal 2023, we identified a material weakness in our internal control related to the ineffective operation of certain transactional level controls over revenue recognition, specifically related to revenue contracts recognized over time, which resulted from insufficient precision of processes and insufficient training of the relevant control operators. These internal controls are important to accurately reflect our financial position and results of operations in our financial reports. We performed additional procedures over contracts for which revenue is recognized over time, including leveraging the expertise of a third-party specialist, and we did not identify any material errors in our reported revenue balance. However, due to the material weakness described above, there was a reasonable possibility that our existing controls would not have detected a material misstatement in a timely manner if it were to be material. Management has determined, through its current year testing, that the Company's enhanced policy and control activities were designed and operated effectively for a sufficient period of time during fiscal year 2024 to conclude that the previously identified material weakness has been remediated as of April 27, 2024.
In the future, if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation and investigations; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.
Insurance coverage can be difficult or expensive to obtain, and our failure to obtain adequate insurance coverage could adversely affect our financial condition or results of operations.
We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts with customers. As the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to the cost or availability of coverage or the remoteness of the perceived risk. We cannot provide assurance that all necessary or appropriate insurances will be available, cover every type of loss incurred, or be able to be economically obtained. For example, some insurers limit or refuse coverages, increase premium costs or increase deductibles when global catastrophic events occur. As part of our corporate risk management strategy, we monitor and place our coverages with financially strong insurers, layer our risk with multiple insurers, and seek advice on the amount, breadth and type of insurance coverages to protect our interests. We also contractually require subcontractors and others working on our behalf to carry common insurance coverages for the types of work they perform to mitigate any risk of our loss. Our failure to obtain adequate insurance coverage at reasonable costs could adversely affect our financial condition or results of operations.

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
Our articles of incorporation, by-laws and other corporate governance documents and the South Dakota Business Corporation Act (which is codified as Chapter 47-1A to the South Dakota statutes) ("SD Act") contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many shareholders may find attractive. These provisions make it more difficult for our shareholders to take some corporate actions and include provisions relating to:
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
•under the SD Act, limitations on the voting rights of shares acquired in specified types of acquisitions and restrictions on specified types of business combinations; and
•under the SD Act, prohibitions against engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder unless the business combination is duly approved.
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
The market price of our common stock has fluctuated and will likely continue to fluctuate. In the past, companies that have experienced significant changes in the market price of their stock have been subject to securities litigation claims. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns even if we prevail in the litigation, which could harm our business.
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
Responding to actions by activist shareholders can be costly and time-consuming, and impact our brand, disrupt our operations and divert the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Our executive officers, directors and principal shareholders have the ability to significantly influence all matters submitted to our shareholders for approval.
Co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach's family members currently serve as executive officers of the Company. His son, Mr. Reece Kurtenbach, serves as our Chairman of the Board and Chief Executive Officer, and two other children serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 10.0 percent of our outstanding common stock as of June 3, 2024, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 3, 2024. Our other executive officers and directors, in the aggregate, beneficially owned an additional 4.1 percent of our outstanding common stock as of June 3, 2024, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 3, 2024. Although this does not represent a majority of our outstanding common stock, if these shareholders were to choose to act together, they would be able to significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring shareholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The operation of our business is dependent on the secure functioning of our digital information systems and infrastructure. Our cybersecurity risk management program intends to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our cybersecurity risk management program based on published frameworks, including the National Institute of Standards and Technology and routinely evaluate our program for ongoing adherence to those frameworks.
Our cybersecurity program is aligned with our company strategy and governance processes. Our program is designed to deploy and monitor the prevention, detection, mitigation, and remediation of cyber risks and incidents through various means, including:
•A security team responsible for monitoring our infrastructure and managing our cybersecurity risk assessment processes, our security controls, and response to cybersecurity incidents.

•Periodic use of outside independent advisors to evaluate the maturity of our cybersecurity program, review processes and policies, conduct penetration and vulnerability tests, and to monitor and help identify potential cybersecurity incidents.
•An incident response plan that includes procedures for identifying, evaluating and responding to cybersecurity incidents.
•A training and awareness communication series addressed to our employees to help them identify potential cybersecurity threats and attacks.
•A risk management process using independent third-party service providers that process and store data. We assess the risks from cybersecurity threats posed by such services.
We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have materially impaired our operations or financial standing. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – titled "Our business depends on numerous complex information systems. Any failure to maintain these systems, a network disruption, or breaches in data security could cause a material adverse effect on our business", which is incorporated by reference into this Item 1C.
Cybersecurity Governance
The Strategy and Risk Committee of the Board of Directors oversees the Company’s cybersecurity risks and strategy. A member of the committee has a bachelor and doctoral degrees relevant to and experience in cybersecurity and information technology trends. Management provides the Strategy and Risk Committee periodic reports on cybersecurity risks, risk mitigation in place and planned, and any material cybersecurity incidents. These reports are provided to our Board of Directors. If a material cybersecurity incident were to occur, the Audit Committee would oversee the financial reporting and disclosure and law compliance aspects.
Our program and team of cybersecurity professionals and resources is led and supervised by our Vice President of Information Technology, who has over 25 years of experience in information technology. To execute the program, we utilize internal and external technical experts in cybersecurity risk management, data and network security structures, incident response and security operations, and laws, regulation, and reporting requirements. Our cybersecurity team monitors the prevention, detection, mitigation, management, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment. As part of the program, our executive management team is regularly informed about the monitoring, prevention, detection, mitigation, management, and remediation efforts.
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
Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	771,000	Corporate Headquarters, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	62,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	296,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	157,000	Manufacturing, Sales, Service, Office
We have a $75.0 million senior credit facility (the "Credit Facility") consisting of a $60.0 million asset-based revolving credit facility (the "ABL") maturing on May 11, 2026 and a $15.0 million delayed draw loan (the "Delayed Draw Loan).

Under the Credit Facility, we have encumbered substantially all of our owned real property for the benefit of the lenders thereunder. For additional information, see "Note 7. Financing Agreements" in the Notes to Consolidated Financial Statements included in this Form 10-K.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Performance
Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites including www.nasdaq.com. As of June 3, 2024, we had 852 shareholders of record.
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
Share Repurchases
On June 16, 2016, our Board of Directors approved a stock repurchase program under which Daktronics may purchase up to $40.0 million of its outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. In April 2020, the Board suspended the program. On December 2, 2021, the Board of Directors of Daktronics voted to reauthorize the stock repurchase program. During fiscal 2024 and 2023, we had no repurchases of shares of our outstanding common stock. During fiscal 2022, we repurchased 0.6 million shares of common stock at a total cost of $3.2 million. As of April 27, 2024, we had $29.4 million of remaining capacity under our current share repurchase program.
Repurchases of shares are treated as dividends under the SD Act, so our repurchases of shares could be affected by the limitations imposed on dividends in our Credit Facility, as further described in "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 6. [Reserved]
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative from the perspective of management relating to the financial condition, results of operations, liquidity, and other factors that may impact our financial performance.
The MD&A should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. The fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022 contained operating results for 52 weeks.

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended April 27, 2024 and April 29, 2023, unless stated otherwise. The comparison of fiscal 2023 with fiscal 2022, including the results of operations and liquidity, can be found in Item 7 section of our Annual Report on Form 10-K for fiscal 2023 filed with the SEC on July 12, 2023, which comparison is incorporated by reference herein.
Non-GAAP Measures
Contribution margin is a non-GAAP measure and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, marketing related expenses (show rooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), the cost of customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses. In addition to gross profit, management uses contribution margin as another measure of assessing segment profitability and allocating selling resources to each segment. Management believes that contribution margin is useful to investors because it permits investors to view and evaluate our segment financial performance through the same lens as management.
Overview
Daktronics, Inc. and its subsidiaries are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install and service complete integrated systems displaying real-time data, graphics, animation and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services and customer service and support.
Known Trends and Uncertainties:
The supply chain and operating environment continued to stabilize over the past eighteen months post-pandemic and allowed for a more efficient production and fulfillment of orders.
The expansion of use of digital display systems in the global market continues post-pandemic despite a number of factors that can impact customers committing to a system. In addition to often being discretionary purchases, a customer's decision to purchase a system can be dependent on factors such as macroeconomic environment, interest rates levels, regulatory environments, geopolitical events, and competitive factors.
Display and control technologies and related professional services continue to advance. A majority of digital displays are constructed using standard surface mount display technology. Micro-LED technologies (also referred to as narrow pixel pitch) are being used and advanced, especially for displays installed for short viewing distances. Global investments have been made to advance these technologies and to increase manufacturing capacity. The use of artificial intelligence and other software advances continues to improve content creation and digital display monitoring systems.
Inflation in parts supply, labor, and other resources continued to stabilize during fiscal 2024. Over the past decade, the cost to produce digital solutions has declined, which has caused a decline of digital solution pricing. We must sell more products to generate the same or a greater level of net sales as in previous fiscal years.
Competitors' offerings, actions and reactions can vary and change over time or in certain customer situations. Projects with multimillion-dollar revenue potential attract competition, and competitors can use marketing or other tactics to win business.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our Company.

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for fiscal year 2024 as compared to fiscal year 2023.

	2024	% of Net sales (1)	2023	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$818,083	100.0%	$754,196	100.0%	$63,887	8.5%
Cost of sales	595,640	72.8	602,841	79.9	(7,201)	(1.2)
Gross profit	222,443	27.2	151,355	20.1	71,088	47.0

Operating expenses:
Selling	56,954	7.0	56,655	7.5	299	0.5
General and administrative	42,632	5.2	38,747	5.1	3,885	10.0
Product design and development	35,742	4.4	29,989	4.0	5,753	19.2
Goodwill impairment	—	—	4,576	0.6	(4,576)	(100.0)
Total operating expenses	135,328	16.5	129,967	17.2	5,361	4.1
Operating income	87,115	10.6	21,388	2.8	65,727	307.3

Nonoperating (expense) income:
Interest (expense) income, net	(3,418)	(0.4)	(920)	(0.1)	(2,498)	271.5
Change in fair value of convertible note	(16,550)	(2.0)	—	—	(16,550)	—
Other expense and debt issuance costs write-off, net	(13,096)	(1.6)	(7,211)	(1.0)	(5,885)	81.6

Income before income taxes	54,051	6.6	13,257	1.8	40,794	307.7
Income tax expense	19,430	2.4	6,455	0.9	12,975	201.0
Net income	$34,621	4.2%	$6,802	0.9%	$27,819	409.0%

Diluted earnings per share	$0.74		$0.15		$0.59	397.8%
Diluted weighted average shares outstanding	46,543		45,521		1,022	2.2%

Orders	$740,171		$680,954		$59,217	8.7%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The stable operating environment and supply chain combined with our past investments in capacity resulted in a more efficient fulfillment process and a return to market expected lead times. These conditions and strong order levels resulted in the growth of net sales. These conditions are in contrast to the fiscal year 2023 operating environment where we faced manufacturing material supply and labor shortages which extended lead times and delayed the conversion of orders into sales.
For the years ended April 27, 2024 and April 29, 2023, our operating income was positively impacted by a net amount of 1.0% and 0.3% of overtime revenue or $4.1 million and $1.2 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution of 1.5% of overtime revenue or $6.5 million, reduced cost estimates and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 0.6% of overtime revenue or $2.4 million and immaterial for the years ended April 27, 2024 and April 29, 2023, respectively. See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding revenue recognition.
Order volume growth is attributable to a stable macroeconomic environment in North America, to the continued use and market adoption of digital display technology, and to our success in capturing existing and new customers orders for larger project-based sports and transportation business. As we are a project-based business, large sized project orders can impact levels of orders. During fiscal 2024, fewer large sized projects were booked to orders in Commercial and International because there were fewer large projects available in the market place.
Gross profit percentage increase is attributable to past strategic pricing actions, the record sales volume over our fixed manufacturing cost structure, stabilization of input costs, and fewer supply chain and operational disruptions during fiscal 2024 as compared to fiscal 2023. Factors impacting gross profit in fiscal 2023 included ongoing supply chain disruptions and inflationary challenges in materials, freight and personnel related costs. Total warranty expense as a percent of sales increased to 2.3 percent for fiscal 2024 as compared to 2.1 percent during fiscal 2023.
All expense lines increased for variable compensation and profit sharing linked to operating margins achieved in fiscal year 2024 as compared to amounts achieved in fiscal year 2023. For fiscal 2024, these expenses totaled $6.5 million, including $3.1 million in cost of sales, $1.2 million in selling, $1.4 million in general and administrative, and $0.8 million in product design and development. In fiscal 2023, the amounts achieved were immaterial.
Selling expenses were relatively flat. Personnel related wages and benefits expense increases were offset by less bad debt charges and third party commission related costs.
General and administrative increased for additional personnel wage and benefits and increased staffing levels for our digital transformation strategies, offset by lower professional fees.
Product design and development increased primarily due to personnel-related expenses and increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including microLED products and new control capabilities.
Interest (expense) income, net increase was the result of the May 2023 closing on the Convertible Note and asset-based and mortgage financings at higher borrowed values and interest rates than the utilization of our previous line of credit during fiscal 2023.
Change in fair value of Convertible Note results from accounting for the Convertible Note we issued during fiscal 2024, under the fair value option. The fair value change was primarily caused by the increase in value of the embedded features of the note as the stock price has increased since inception of the note.
Other expense and debt issuance costs write-off, net is primarily comprised of $10.1 million of losses and impairments recorded for equity method affiliates, and expensing of $3.4 million of debt issuance costs related to the Convertible Note.

Income tax expense increased due to the year-over-year increase in Income before income taxes. Our effective tax rate for fiscal 2024 was 35.9 percent. The effective income tax rate for fiscal 2024 was primarily impacted due to the convertible note fair value adjustment to expense that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits. Our effective tax rate for fiscal 2023 was 48.7 percent. The effective income tax rate for fiscal 2023 was impacted due to valuation allowances on equity investments and on foreign net operating losses in Ireland, goodwill impairment, state taxes, a mix of taxes in foreign countries where the tax rate is higher than in the United States, as well as a prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits. See "Note 12. Income Taxes" for further information.

Reportable Segment Performance Summary
The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the fiscal years ended April 27, 2024 and April 29, 2023:

	Fiscal Year 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$161,626		$338,508		$170,349		$85,390		$62,210		$818,083
Cost of sales	127,393	78.8%	242,524	71.6%	112,985	66.3%	59,369	69.5%	53,369	85.8%	595,640	72.8%
Gross profit	34,233	21.2	95,984	28.4	57,364	33.7	26,021	30.5	8,841	14.2	222,443	27.2
Selling	17,425	10.8	10,991	3.2	14,276	8.4	4,127	4.8	10,136	16.3	56,954	7.0
Contribution margin	16,808	10.4	84,993	25.1	43,088	25.3	21,894	25.6	(1,295)	(2.1)	165,489	20.2
General and administrative	—	—	—	—	—	—	—	—	—	—	42,632	5.2
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—	—
Product design and development	—	—	—	—	—	—	—	—	—	—	35,742	4.4
Operating income (loss)	$16,808	10.4%	$84,993	25.1%	$43,088	25.3%	$21,894	25.6%	$(1,295)	(2.1)%	$87,115	10.6%

Orders	$135,251		$321,191		$148,505		$80,107		$55,117		$740,171

	Fiscal Year 2023
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$170,590		$284,900		$141,748		$72,306		$84,652		754,196
Cost of sales	139,435	81.7%	235,645	82.7%	100,603	71.0%	52,481	72.6%	74,677	88.2%	602,841	79.9%
Gross profit	31,155	18.3	49,255	17.3	41,145	29.0	19,825	27.4	9,975	11.8	151,355	20.1
Selling	17,130	10.0	10,240	3.6	13,524	9.5	3,924	5.4	11,837	14.0	56,655	7.5
Contribution margin	14,025	8.2	39,015	13.7	27,621	19.5	15,901	22.0	(1,862)	(2.2)	94,700	12.6
General and administrative	—	—	—	—	—	—	—	—	—	—	38,747	5.1
Goodwill impairment	—	—	2,281	0.8	—	—	—	—	2,295	2.7	4,576	0.6
Product design and development	—	—	—	—	—	—	—	—	—	—	29,989	4.0
Operating income (loss)	$14,025	8.2%	$36,734	12.9%	$27,621	19.5%	$15,901	22.0%	$(4,157)	(4.9)%	$21,388	2.8%

Orders	$158,028		$259,653		$144,919		$66,751		$51,603		$680,954

	Net Dollar and % Change (1)
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(8,964)	(5.3)	$53,608	18.8	$28,601	20.2	$13,084	18.1	$(22,442)	(26.5)	$63,887	8.5
Cost of sales	(12,042)	(8.6)	6,879	2.9	12,382	12.3	6,888	13.1	(21,308)	(28.5)	(7,201)	(1.2)
Gross profit	3,078	9.9	46,729	94.9	16,219	39.4	6,196	31.3	(1,134)	(11.4)	71,088	47.0
Selling	295	1.7	751	7.3	752	5.6	203	5.2	(1,701)	(14.4)	299	0.5
Contribution	2,783	19.8	45,978	117.8	15,467	56.0	5,993	37.7	567	(30.5)	70,789	74.8
General and administrative	—	—	—	—	—	—	—	—	—	—	3,885	10.0
Goodwill impairment	—	—	(2,281)	(100.0)	—	—	—	—	(2,295)	(100.0)	(4,576)	(100.0)
Product design and development	—	—	—	—	—	—	—	—	—	—	5,752	19.2
Operating income (loss)	$2,783	19.8%	$48,259	131.4%	$15,467	56.0%	$5,993	37.7%	$2,862	(68.8)%	$65,727	307.3%

Orders	$(22,776)	(14.4)%	$61,538	23.7%	$3,585	2.5%	$13,356	20.0%	$3,514	6.8%	$59,217	8.7%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding

All segments' improved contribution margin is mostly attributable to improved gross profit as a percentage of sales. Gross profit improved due to past strategic pricing actions, stabilization of input costs, and the record sales volume over our fixed manufacturing cost structure aided by fewer supply chain and operational disruptions during fiscal 2024 as compared to fiscal 2023. Fewer supply chain and operational disruptions paired with our investments to increase capacity allowed for improved operational efficiency and fulfillment of beginning year backlog and new orders to result in increased sales. During fiscal year 2024, we returned to market expected lead times. We regularly adjust our sales and marketing activities and staffing levels to achieve current and expected future sales levels.
For the years ended April 27, 2024 and April 29, 2023, our operating income was positively impacted by a net amount of 1.0% and 0.3% of overtime revenue or $4.1 million and $1.2 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution of 1.5% of overtime revenue or $6.5 million, reduced cost estimates and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 0.6% of overtime revenue or $2.4 million and immaterial for the years ended April 27, 2024 and April 29, 2023, respectively. Live Events business unit had the largest dollar impact of $4.5 million and $0.9 million gross negative impacts, there were 1.7% and 0.3% of overtime revenue sales in Live Events. The remaining business units had immaterial gross positive and gross negative changes. See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding revenue recognition.
Commercial: The decrease in net sales and orders was driven by volatility in order bookings of larger sized Spectacular LED video displays projects, there were fewer projects in the market as compared to prior years, and a contraction in digital billboards deployed by our OOH customers. Gross profit as a percentage of sales improved 2.9 points for the factors noted above. Selling expenses remained relatively flat in dollars and increased as a percentage of sales because of the change in sales volume.
Live Events: The increase in net sales was driven by fulfilling pent-up order backlog and returning to market acceptable lead times for new order bookings. Order bookings increased because of an active market of upgrades in sports-related facilities, primarily in colleges and universities. Gross profit as a percentage of sales improved a total of 11.1 points primarily due to the pricing strategies and volume increases attributable to the stabilization factors cited above and the net favorable estimate changes for overtime revenue recognition of 1.1 points, offset by a 1.0 points or $3.3 million warranty charge to resolve a discrete product issue. Selling expenses increased primarily for personnel related costs yet declined as a percent of sales. In fiscal 2023, we recorded a goodwill impairment of $2.3 million impacting operating income, with no such impact in fiscal 2024.
High School Park and Recreation: The increase in net sales was driven by fulfilling pent-up orders in backlog and similar market demand for video related products in High Schools. Video projects are a larger dollar-sized transaction than traditional scoreboard products. Segment contribution margin profitability was primarily driven by the gross profit factors described above, offset by selling expense increases for personnel-related expenses.
Transportation: The increase in net sales was driven by fulfilling orders in backlog and continued buildable order bookings, especially in large intelligent transportation system projects. Gross profit as a percentage of sales increased 3.1 points primarily for strategic pricing actions. Selling expense increases were for personnel-related expenses. Segment contribution margin improvements were primarily driven by gross profit factors described above, offset by $1.7 million warranty charges to resolve a discrete product issue.
International: The decrease in net sales was driven by lower backlog and lower orders. Global geopolitical events have driven down the amount of market activity for digital display systems and large-sized projects causing the decrease in orders. Gross margin increased 2.4 points primarily due to strategic pricing actions. Even with efforts to lower selling and other operational costs, International operated at a negative $1.3 million contribution margin. In fiscal 2023, we recorded a goodwill impairment of $2.3 million impacting operating income, with no such impact in fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	April 27, 2024	April 29, 2023	Dollar Change
Net cash (used in) provided by:
Operating activities	$63,241	$15,024	$48,217
Investing activities	(21,306)	(25,388)	4,082
Financing activities	15,122	17,568	(2,446)
Effect of exchange rate changes on cash	(69)	(522)	453
Net increase in cash, cash equivalents and restricted cash	$56,988	$6,682	$50,306
Net cash provided by operating activities: The $63.2 million in cash provided by operating activities was the result of improved profitability offset by the net growth in operating assets and liabilities. Increases in contract assets, accounts receivable and decreases in customer deposits and contract liabilities use of cash were offset by reductions in inventory.
Net cash used in investing activities: During fiscal 2024, purchases of property and equipment totaled $17.0 million and investments in and advances to affiliates were $5.1 million. This compared to $25.4 million and $4.3 million in fiscal 2023, respectively. Fiscal 2023 purchases were higher because of initiatives to upgrade existing or purchase new manufacturing equipment for capacity and automation.
Net cash provided by financing activities during fiscal 2024 resulted from closing on a $25.0 million Convertible Note financing and the $15.0 million mortgage financing to add liquidity to the Company. These inflows were offset by the payoff of our previous credit line of $17.8 million, expending $7.2 million of debt issuance costs, and principal payments made on the mortgage.
Debt and Cash
We maintain the $60.0 million ABL maturing on May 11, 2027 subject to customary covenants and conditions. As of April 27, 2024, our total borrowing capacity was $39.5 million, there were no borrowings outstanding, and there was $5.3 million used to secure letters of credit outstanding, leaving $34.2 million available to borrow. The Credit Facility is secured by first priority lien on the Company's assets and is subject to certain factors that can impact our borrowing capacity. We have a mortgage of $13.9 million secured by a first priority lien on our Brookings, South Dakota real estate and matures on May 11, 2026. We also have a convertible note in the original principal amount of $25.0 million due May 11, 2027 (the "Convertible Note") is secured by a second priority lien on assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property. On May 11, 2023, the Company paid all amounts outstanding on the prior credit agreement, and this prior credit agreement was terminated as of that date. No gain or loss was recognized upon termination, and the Company incurred no early termination penalties in connection with such termination.
As of April 27, 2024, we had $81.3 million in cash and cash equivalents and $34.2 million in borrowing capacity under our ABL. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. The Credit Agreement, Mortgage, and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of April 27, 2024, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
For additional information on financing agreements, see "Note 7. Financing Agreements" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Working Capital
Working capital was $209.7 million and $132.5 million as of April 27, 2024 and April 29, 2023, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, and contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $14.5 million of retainage on long-term contracts included in receivables and contract assets as of April 27, 2024, which we expect to collect within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain a reasonable liquidity and leverage ratio that reflects a prudent and compliant capital structure in light of the cyclically of business, reduce debt, and then return excess cash over time to shareholders through dividends and share repurchases. During fiscal year 2024, we did not repurchase shares of common stock, and we did not pay a dividend.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $27 million for fiscal 2025. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments. In addition to capital expenditures, we plan to make additional investments in our general and administration expenses to execute our broad digital transformation strategies to modernize our service systems for field service automation, to advance our enterprise performance planning capabilities, and to improve and automate quoting and sales processes. We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $0.5 million in fiscal 2025 in our current affiliates. We may make additional investments beyond our commitments.
We are sometimes required to obtain performance bonds for display installations, and we have an aggregate of $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of April 27, 2024, we had $44.5 million of bonded work outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.
A critical accounting policy is defined as a policy that is both very important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments. We regularly review our critical accounting policies and evaluate them based on these factors. We believe the estimation process for uniquely configured contracts and warranties are most material and critical. These areas contain estimates with a reasonable likelihood to change, and those changes could have a material impact on our financial condition and reported results of operations. The estimation processes for these areas are also difficult and subjective and use complex judgments. Our critical accounting estimates are based on historical experience; on our interpretation of GAAP, current laws and regulations; and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
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
As of April 27, 2024 and April 29, 2023, we had approximately $37.9 million and $32.5 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See "Note 16. Commitments and Contingencies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in United States dollars and other currencies including Canadian dollars, Euros, British pounds, Australian dollars, or other currencies. For fiscal 2024, 9.0 percent of net sales were derived in currencies other than United States dollars. We incur expenses in currencies other than United States dollars relating to specific contracts with customers and for our operations outside the United States
If we believe currency risk in any foreign location or with respect to specific sales or purchase transaction is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. There were no foreign currency agreements outstanding as of April 27, 2024. These contracts are marked to market each balance sheet date and are not designated as hedges. See "Note 15. Derivative Financial Instruments" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.5 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $81.3 million in cash balances as of April 27, 2024, $67.8 million were denominated in United States dollars, of which $0.3 million were held by our foreign subsidiaries. As of April 27, 2024, we had an additional $13.5 million in cash balances denominated in foreign currencies, of which $8.0 million was maintained in accounts of our foreign subsidiaries.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended April 27, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company recognizes revenue as its contractual performance obligations are satisfied, which may be at a point in time or over time. Certain of the Company’s contracts are for the delivery, installation, and integration of uniquely configured audio-visual communication systems. Revenue for these uniquely configured systems is recognized over time using the cost-to-cost input method. This input method requires management to make estimates of the costs that will ultimately be incurred at the completion of each contract. Revenue is recognized based on the transaction price and the percentage of cost incurred as of the balance sheet date in relation to the total estimated inputs at completion.

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

•We tested the design and operating effectiveness of controls over uniquely configured contracts, including management’s controls over the estimates of total costs.

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
June 26, 2024

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 27, 2024	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,299	$23,982
Restricted cash	379	708
Marketable securities	—	534
Accounts receivable, net	117,186	109,979
Inventories	138,008	149,448
Contract assets	55,800	46,789
Current maturities of long-term receivables	298	1,215
Prepaid expenses and other current assets	8,531	9,676
Income tax receivables	448	326
Total current assets	401,949	342,657

Property and equipment, net	71,752	72,147
Long-term receivables, less current maturities	562	264
Goodwill	3,226	3,239
Intangibles, net	840	1,136
Debt issuance costs, net	2,530	3,866
Investment in affiliates and other assets	21,163	27,928
Deferred income taxes	25,862	16,867
TOTAL ASSETS	$527,884	$468,104

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data)

	April 27, 2024	April 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$—
Accounts payable	60,757	67,522
Contract liabilities	65,524	91,549
Accrued expenses	43,028	36,005
Warranty obligations	16,540	12,228
Income taxes payable	4,947	2,859
Total current liabilities	192,296	210,163

Long-term warranty obligations	21,388	20,313
Long-term contract liabilities	16,342	13,096
Other long-term obligations	5,759	5,709
Long-term debt, net	53,164	17,750
Deferred income taxes	143	195
Total long-term liabilities	96,796	57,063

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 115,000 shares; 48,121 and 47,396 shares issued as of April 27, 2024 and April 29, 2023, respectively	65,525	63,023
Additional paid-in capital	52,046	50,259
Retained earnings	138,031	103,410
Treasury stock, at cost, 1,907 shares as of April 27, 2024 and April 29, 2023, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(6,525)	(5,529)
TOTAL SHAREHOLDERS' EQUITY	238,792	200,878
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$527,884	$468,104
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales	$818,083	$754,196	$610,970
Cost of sales	595,640	602,841	494,273
Gross profit	222,443	151,355	116,697

Operating expenses:
Selling	56,954	56,655	51,075
General and administrative	42,632	38,747	32,563
Product design and development	35,742	29,989	29,013
Goodwill impairment	—	4,576	—
	135,328	129,967	112,651
Operating income	87,115	21,388	4,046

Nonoperating (expense) income:
Interest (expense) income, net	(3,418)	(920)	171
Change in fair value of convertible note	(16,550)	—	—
Other expense and debt issuance costs write-off, net	(13,096)	(7,211)	(3,109)

Income before income taxes	54,051	13,257	1,108
Income tax expense	19,430	6,455	516
Net income	$34,621	$6,802	$592

Weighted average shares outstanding:
Basic	45,901	45,404	45,188
Diluted	46,543	45,521	45,326

Earnings per share:
Basic	$0.75	$0.15	$0.01
Diluted	$0.74	$0.15	$0.01
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022

Net income	$34,621	$6,802	$592

Other comprehensive income (loss):
Cumulative translation adjustments	(1,020)	(616)	(2,556)
Unrealized gain (loss) on available-for-sale securities, net of tax	24	12	(34)
Total other comprehensive (loss), net of tax	(996)	(604)	(2,590)
Comprehensive income (loss)	$33,625	$6,198	$(1,998)
See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Number	Amount			Number	Amount
Balance as of May 1, 2021:	46,264	$60,575	$46,595	$96,016	(1,297)	$(7,297)	$(2,335)	$193,554
Net income	—	—	—	592	—	—	—	592
Cumulative translation adjustments	—	—	—	—	—	—	(2,556)	(2,556)
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(34)	(34)
Share-based compensation	—	—	1,973	—	—	—	—	1,973
Exercise of stock options	2	8	—	—	—	—	—	8
Shares withheld for taxes on Restricted Stock Unit issuances	(33)	—	(200)	—	—	—	—	(200)
Common stock issued upon vesting of Restricted Stock Units	190	—	—	—	—	—	—	—
Employee savings plan activity	310	1,211	—	—	—	—	—	1,211
Treasury stock reissued	—	—	4	—	31	196	—	200
Treasury stock purchase	—	—	—	—	(641)	(3,184)	—	(3,184)
Balance as of April 30, 2022:	46,733	61,794	48,372	96,608	(1,907)	(10,285)	(4,925)	191,564
Net income	—	—	—	6,802	—	—	—	6,802
Cumulative translation adjustments	—	—	—	—	—	—	(616)	(616)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	12	12
Share-based compensation	—	—	2,027	—	—	—	—	2,027
Exercise of stock options	5	21	—	—	—	—	—	21
Shares withheld for taxes on Restricted Stock Unit issuances	(33)	—	(140)	—	—	—	—	(140)
Common stock issued upon vesting of Restricted Stock Units	267	—	—	—	—	—	—	—
Employee savings plan activity	424	1,208	—	—	—	—	—	1,208
Balance as of April 29, 2023:	47,396	63,023	50,259	103,410	(1,907)	(10,285)	(5,529)	200,878
Net income	—	—	—	34,621	—	—	—	34,621
Cumulative translation adjustments	—	—	—	—	—	—	(1,020)	(1,020)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	24	24
Share-based compensation	—	—	2,090	—	—	—	—	2,090
Exercise of stock options	219	1,302	—	—	—	—	—	1,302
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(303)	—	—	—	—	(303)
Common stock issued upon vesting of Restricted Stock Units	188	—	—	—	—	—	—	—
Employee savings plan activity	355	1,200	—	—	—	—	—	1,200
Balance as of April 27, 2024:	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792

See notes to consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,621	$6,802	$592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,291	16,993	15,394
Loss (gain) on sale of property, equipment and other assets	44	(691)	(743)
Share-based compensation	2,090	2,027	1,973
Equity in loss of affiliates	3,764	3,332	2,970
Provision (recovery) for doubtful accounts, net	373	1,009	(286)
Deferred income taxes, net	(9,069)	(3,633)	(1,555)
Non-cash impairment charges	6,359	9,049	—
Change in fair value of convertible note	16,550	—	—
Debt issuance costs write-off	3,353	—	—
Change in operating assets and liabilities	(14,135)	(19,864)	(45,380)
Net cash provided by (used in) operating activities	63,241	15,024	(27,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,980)	(25,385)	(20,376)
Proceeds from sales of property, equipment and other assets	174	822	885
Purchases of marketable securities	—	—	(4,045)
Proceeds from sales or maturities of marketable securities	550	3,490	—
Purchases of equity and loans to equity investees	(5,050)	(4,315)	(7,848)
Net cash used in investing activities	(21,306)	(25,388)	(31,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	41,172	378,694	46,801
Payments on notes payable	(19,434)	(360,944)	(46,801)
Debt issuance costs	(7,205)	(991)	—
Borrowings on long-term obligations	—	1,233	—
Principal payments on long-term obligations	(410)	(305)	(200)
Payments for common shares repurchased	—	—	(3,184)
Proceeds from exercise of stock options	1,302	21	8
Tax payments related to RSU issuances	(303)	(140)	(200)
Net cash provided by (used in) financing activities	15,122	17,568	(3,576)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69)	(522)	(399)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	56,988	6,682	(62,394)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	24,690	18,008	80,402
End of period	$81,678	$24,690	$18,008
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
Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of a 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022 contained operating results for 52 weeks.
Principles of consolidation: The consolidated financial statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. We have a variable interest in a business where we have elected to follow the proportionate consolidation method because certain criteria were met under Accounting Standards Codification ("ASC") 810, Consolidations.
We have arrangements we concluded were a variable interest entity and accounted for them under the proportionate consolidation method. These arrangements had an aggregate amount of contract assets, contract liabilities and gross profit of $1,955, $38 and $2,761, respectively, as of and for the year ended April 27, 2024. As of April 29, 2023, the aggregate amount of contract assets and gross profit was $5,223 and $2,748, respectively.
Investments in affiliates: We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities: A VIE is an entity (i) that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) that is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance and making estimates about the current and future fair value of the assets held by the VIE and the financial performance of the VIE. In assessing the Company's interests in a VIE, we also consider interests held by its related parties, including de facto agents. Additionally, we assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors including, but not limited to: the characteristics and size of its investment relative to the related party; our and the related party's ability to control or significantly influence key decisions of the VIE, including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of us and the related party. The determination of whether an entity is a VIE and whether we are the primary beneficiary may involve significant judgment and depends upon facts and circumstances specific to an entity at the time of the assessment.
Upon occurrence of certain events such as changes to the entity's legal formation or equity at risk, we reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in our consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by us in the entity prior to us obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, our existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. We may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of the deconsolidated assets and liabilities compared to the fair value of any interests retained.

We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements and material intercompany transactions. We evaluated the nature of our investment in affiliates of XdisplayTM ("XDC"), which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent and in XDC was 16.4 percent as of April 27, 2024. The aggregate amount of our investments accounted for under the equity method was $1,813 and $11,934 as of April 27, 2024 and April 29, 2023, respectively.
We determined both entities are a VIE, and based on management's analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met; therefore, the investments in Miortech and XDC are accounted for under the equity method. Our consolidated net income includes our Company's proportionate share of the net income or loss of each affiliates. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense and debt issuance costs write-off, net" line item in our consolidated statements of operations. For the fiscal years 2024, 2023 and 2022, our share of the losses of our affiliates was $3,764, $3,332 and $2,970, respectively.
We review our investments in affiliates for impairment indicators. In fiscal years 2024 and 2023, we concluded there was an other-than-temporary impairment of our investment in Miortech and recorded an impairment loss of $1,392 and $4,473, respectively, to reflect the investment at fair market value (level 3). In fiscal year 2024, we concluded there was other-than-temporary impairment of our investment in XDC and recorded an impairment loss of $4,967, to reflect the investment at fair market value (level 3).
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for fiscal years 2024, 2023 and 2022 was $577, $672, and $1,520, respectively, which is included in the "Product design and development" line item in our consolidated statements of operations, and as of April 27, 2024 and April 29, 2023, $146 and $52, respectively, remains unpaid and is included in the "Accounts payable " line item in our consolidated balance sheet.
Summarized financial information for equity method investments consist of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Balance sheet data:
Current assets	$4,035	$5,504	$6,672
Non-current assets	5,077	3,312	4,491
Current liabilities	33,672	25,298	13,938
Non-current liabilities	2,151	721	1,738
Income statement data:
Net loss	$(13,609)	$(16,932)	$(11,928)

Loans to affiliates. We also have advanced our affiliates convertible and promissory notes (collectively, the "Affiliate Notes"). We advanced $5,050 and $4,315 in fiscal 2024 and in fiscal 2023, respectively. The total amount of Affiliate Notes was $14,241 and $8,789 as of April 27, 2024 and April 29, 2023, respectively. The balances of Affiliate Notes are included in the "Investments in affiliates and other assets" line item in our consolidated balance sheets. We evaluate the Affiliate Notes for impairment and credit losses. As of April 27, 2024 and April 29, 2023, no provision for losses were recorded as management's analysis concluded the Affiliate Notes were collectable or realizable based on the rights of these instruments and related valuation of each affiliate.
The Affiliate Notes balance combined with the investment in affiliates balance totaled $16,054 and $20,723 as of April 27, 2024 and April 29, 2023. We are committed to invest an additional $500 in fiscal 2025 in our current affiliates.
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties, income taxes, and valuation of investment in and advances to affiliates. Estimation processes are also used in inventory valuation and for determining the allowance for credit losses, share-based compensation, goodwill impairment, value of long-term assets, and extended warranty and product maintenance agreements.
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

	April 27, 2024	April 29, 2023	April 30, 2022
Cash and cash equivalents	$81,299	$23,982	$17,143
Restricted cash	379	708	865
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$81,678	$24,690	$18,008
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $81,299 in cash and cash equivalents balances as of April 27, 2024, $67,830 was denominated in United States dollars, of which $275 was held by our foreign subsidiaries. As of April 27, 2024, we had an additional $13,469 in cash balances denominated in foreign currencies, of which $8,029 was maintained in accounts of our foreign subsidiaries.
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
Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $384 and $860 as of April 27, 2024 and April 29, 2023, respectively. These are included in the "Inventories" line item in our consolidated balance sheets.
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
Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (i.e., the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing the legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See "Note 6. Accounts Receivable, net" for amounts recorded in long-term receivables.
When separate performance obligations are identified, we allocate the transaction price to the individual performance obligations based on the best method we judge to be a faithful depiction of the value of each performance obligation. Many of our contracts are bundled, and we do not have separate selling prices for each performance obligation; therefore, for these contracts, we primarily use the cost plus a margin approach to allocate the relative transaction price to identified performance obligations, as it is the best representative of our pricing methods.
Estimated contract revenues and costs include management’s latest estimate using significant judgments with respect to the complexity of the scope and duration of a particular contract, project to-date performance and conditions, knowledge of any stated or expected project dispute or other claim, and market conditions for input costs. Unanticipated costs that exceed our original estimates may not be recoverable under fixed price contracts. Changes in costs may occur as a result of several factors including, but not limited to, the cost, shortages or non-availability of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints. Contingencies for unknown or uncertain cost estimates may be utilized based on the complexity of scope and duration of a project and are relieved when conditions resolve. We evaluate changes in estimates on a contract-by-contract basis, and estimates are made when the revisions are probable and reasonably estimable. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated. The cumulative catch-up method is used to account for revisions in estimates.
Revenue is recognized when we satisfy a performance obligation. We receive payments from customers based on a billing schedule as established in our contracts. Billing schedules include down payments and progress billings over time; set milestone payments that are specific to the project are scheduled for performance-based payments or are set time-based payment(s). Variability in contract assets and contract liabilities relates to the timing of billings and revenue recognition, which can vary significantly depending on contractual payment terms, build and installation schedules, and the related timing differences in transfer of control. Balances are also impacted by the seasonality in our business.
Significant judgments and estimates are used in applying our revenue policies. In order to assure appropriate and consistent revenue recognition, we regularly evaluate available project related information and update estimates accordingly. We maintain internal policies and procedures to provide guidance for those involved in recording revenue. We monitor for changes in our business sales practices and customer interactions to capture the appropriate types of performance obligations and adjust for any change in control terms and conditions.
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
Limited configuration (standard systems) and after-sale parts contracts: Limited configuration (standard systems) or after-sale parts contracts with limited or no configuration or limited integration are recognized as distinct individual performance obligations when material. When not distinct, we combine into one performance obligation the goods and/or services until the bundle of goods or services is distinct. For standard display purchases made in large quantities, we account for each piece of equipment separately as a distinct performance obligation from which a customer derives benefit. Immaterial goods or services in the context of the contract are included with the display system performance obligation. Standard systems and equipment with limited configurations or integrations may include all or a combination (when immaterial) of the following performance obligations: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring, messaging and audio equipment, training, spare parts, software licenses, assurance-type warranties, and after-sale parts.
Revenue is recognized at a point in time when control passes, or over time as services are performed or control passes. When fulfilling limited configuration performance obligations, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, we have an alternative use for the performance obligation and recognize revenue upon our substantial completion and at the point in time we estimate control has transferred to the customer. When limited configured single performance obligations are more service-type (i.e., installation and integration services), we recognize revenue over time using the cost-to-cost input method, by comparing cumulative costs incurred to the total estimated costs, and applying that percentage of completion to the transaction price to recognize revenue. We believe the cost-to-cost input method is the most faithful depiction of the customer obtaining control and benefits from the work performed.
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
Software: Revenues from software license fees on sales, other than uniquely configured type contracts, are recognized when delivery of the product has occurred. Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term, and revenue is recognized pro-rata over the term of the agreement.
Shipping and handling costs: Shipping and handling costs collected from our customers in connection with our sales are recorded as a component of net sales. We record shipping and handling costs as a component of cost of sales at the time the product is shipped.
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
Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets with indefinite lives in accordance with ASC 350, Intangibles - Goodwill and Other. Under these provisions, goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates an impairment or a decline in value may have occurred.
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
In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See "Note 12. Income Taxes" for further information.
Self-Insurance: Generally, we self-insure a portion of health insurance, product liability claims, and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use historical expense trend information and claim information or third-party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. We self-insure our health insurance benefit and maintain an excess liability insurance policy with outside insurance carriers to minimize the risks related to catastrophic claims in excess $250 per occurrence for health insurance and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within accrued expenses on the consolidated balance sheets.
Comprehensive income (loss): We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components, and disclose these components in the consolidated statements of comprehensive income. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income (loss) represents net income adjusted for cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The foreign currency translation adjustment included in the comprehensive income (loss) calculation has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.
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

The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Earnings per share - basic
Net income	$34,621	$6,802	$592
Weighted average shares outstanding	45,901	45,404	45,188
Basic earnings per share	$0.75	$0.15	$0.01

Earnings per share - diluted
Net income	$34,621	$6,802	$592
Diluted net income	$34,621	$6,802	$592

Weighted average common shares outstanding	45,901	45,404	45,188
Dilution associated with stock compensation plans	642	117	138
Dilution associated with convertible note	—	—	—
Weighted average common shares outstanding, assuming dilution	46,543	45,521	45,326

Diluted earnings per share	$0.74	$0.15	$0.01
Options outstanding to purchase 675, 2,084 and 1,846 shares of common stock with a weighted average exercise price of $10.29, $7.47 and $9.15 for the fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022, respectively, were not included in the computation of diluted EPS because the effects would be anti-dilutive.
During the fiscal year ended April 27, 2024, shares of common stock issuable upon conversion of the secured convertible note in the original principal amount of $25,000 due on May 11, 2027 (the "Convertible Note") were not included in the computation of diluted EPS, as the effect would be anti-dilutive. For the fiscal year ended April 27, 2024, 3,915 potential common shares related to the Convertible Note were excluded from the calculation of diluted EPS.
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
Recent Accounting Pronouncements
Accounting Standards Adopted

In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. In the first quarter of fiscal 2024, we adopted ASU 2020-06 with no material impact to the consolidated financial statements. On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by the secured Convertible Note due May 11, 2027. See "Note 7. Financing Agreements" for further information on the Convertible Note.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires the disclosure of specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require disaggregation of income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis. Early adoption and retroactive application are permitted. We are currently evaluating the impact of ASU 2023-09 on our income tax disclosures.

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
The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$32,914	$269,184	$38,819	$52,142	$29,562	$422,621
Limited configuration	109,458	41,805	124,113	27,913	24,164	327,453
Service and other	19,254	27,519	7,417	5,335	8,484	68,009
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083
Timing of revenue recognition
Goods/services transferred at a point in time	$115,836	$48,899	$121,175	$30,866	$27,049	$343,825
Goods/services transferred over time	45,790	289,609	49,174	54,524	35,161	474,258
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083

	Fiscal Year 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,821	$223,560	$22,730	$45,286	$33,623	$351,020
Limited configuration	128,346	36,259	114,951	23,946	43,007	346,509
Service and other	16,423	25,081	4,067	3,074	8,022	56,667
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196
Timing of revenue recognition
Goods/services transferred at a point in time	$132,728	$43,761	$109,323	$24,950	$45,687	$356,449
Goods/services transferred over time	37,862	241,139	32,425	47,356	38,965	397,747
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196

	Fiscal Year 2022
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$20,849	$144,095	$20,175	$38,843	$32,658	$256,620
Limited configuration	118,308	30,181	88,162	21,370	43,029	301,050
Service and other	15,054	24,830	3,479	2,494	7,443	53,300
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970
Timing of revenue recognition
Goods/services transferred at a point in time	$120,776	$37,229	$82,678	$22,088	$45,036	$307,807
Goods/services transferred over time	33,435	161,877	29,138	40,619	38,094	303,163
	$154,211	$199,106	$111,816	$62,707	$83,130	$610,970
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

The following table reflects the changes in our contract assets and liabilities:

	April 27, 2024	April 29, 2023	Dollar Change	Percent Change
Contract assets	$55,800	$46,789	$9,011	19.3%
Contract liabilities - current	65,524	91,549	(26,025)	(28.4)
Contract liabilities - non-current	16,342	13,096	3,246	24.8
The changes in our contract assets and contract liabilities from April 29, 2023 to April 27, 2024 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for fiscal 2024, and we had no impairments of contract assets for fiscal 2023 and 2022.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items of our consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

	April 27, 2024	April 29, 2023
Balance at beginning of year	$28,338	$26,346
New contracts sold	49,099	44,216
Less: reductions for revenue recognized	(43,520)	(42,132)
Foreign currency translation and other	(1,758)	(92)
Balance at end of year	$32,159	$28,338
Contracts in process identified as loss contracts as of April 27, 2024 and April 29, 2023 were immaterial. Loss provisions are recorded in "Accrued expenses" line item in our consolidated balance sheets.
During fiscal 2024, we recognized revenue of $84,140 related to our contract liabilities as of April 29, 2023.
Remaining performance obligations and revenue recognized from past performance obligations
As of April 27, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $382,939. Remaining performance obligations related to product and service agreements as of April 27, 2024 were $316,905 and $66,034, respectively. We expect approximately $323,421 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the years ended April 27, 2024 and April 29, 2023 was immaterial.
Note 3. Segment Reporting
We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our operating segments/business units.
Our chief operating decision-maker (CODM), who is our president and chief executive officer, regularly reviews the consolidated financial results in their entirety and the operating segment financials results to the GAAP measure of gross profit. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for our company and our segments. Management of each operating segment has the responsibility for operating decisions, allocating resources, and assessing performance within their segment.

•Our Commercial business unit primarily consists of sales of our integrated video display systems, digital billboards, Galaxy® and Fuelight™ product lines, and dynamic messaging systems to resellers (primarily sign companies), out-of-home ("OOH") companies, national retailers, quick-serve restaurants, casinos, shopping centers, cruise ships, commercial building owners, and petroleum retailers.
•Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.
•Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays and video display systems to primary and secondary education facilities and resellers (primarily sign companies).
•Our Transportation business unit primarily consists of sales of intelligent transportation systems dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines and other transportation related customers.
•Our International business unit consists of sales of all product lines outside the United States and Canada. In our International business unit, we focus on product lines related to integrated scoring and video display systems for sports and commercial applications, OOH advertising products, architectural lighting, and transportation related products for sale outside of the United States and Canada to the related type of company, including sports and commercial business facilities, OOH companies, and governmental transportation agencies.
Our segments follow the same accounting policies as those described in "Note 1. Nature of Business and Summary of Significant Accounting Policies." Some expenses or services are not directly allocable to a sale or segment or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location's production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales. Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage and various other financial measures in the segment analysis. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated
We do not maintain information on sales by products; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales:
Commercial	$161,626	$170,590	$154,211
Live Events	338,508	284,900	199,106
High School Park and Recreation	170,349	141,748	111,816
Transportation	85,390	72,306	62,707
International	62,210	84,652	83,130
	818,083	754,196	610,970

Gross profit:
Commercial	34,233	31,155	31,851
Live Events	95,984	49,255	21,787
High School Park and Recreation	57,364	41,145	35,477
Transportation	26,021	19,825	18,172
International	8,841	9,975	9,410
	222,443	151,355	116,697

Operating expenses
Selling	56,954	56,655	51,075
General and administrative	42,632	38,747	32,563
Product design and development	35,742	29,989	29,013
Goodwill impairment	—	4,576	—
	135,328	129,967	112,651
Operating income	87,115	21,388	4,046

Nonoperating income (expense):
Interest income (expense), net	(3,418)	(920)	171
Change in fair value of convertible note	(16,550)	—	—
Other expense and debt issuance costs write-off, net	(13,096)	(7,211)	(3,109)
Income before income taxes	$54,051	$13,257	$1,108

Depreciation and amortization:
Commercial	$4,497	$3,468	$2,677
Live Events	6,256	6,430	5,238
High School Park and Recreation	1,968	1,632	1,420
Transportation	715	584	551
International	2,255	2,307	2,796
Unallocated corporate depreciation	3,600	2,572	2,712
	$19,291	$16,993	$15,394

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales:
United States	$744,419	$661,312	$513,740
Outside United States	73,664	92,884	97,230
	$818,083	$754,196	$610,970
Property and equipment, net of accumulated depreciation:
United States	$64,332	$63,786	$58,643
Outside United States	7,420	8,361	8,122
	$71,752	$72,147	$66,765
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
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 27, 2024 were as follows:

	Commercial	Transportation	Total
Balance as of April 29, 2023:	$3,198	$41	$3,239
Foreign currency translation	(10)	(3)	(13)
Goodwill impairment	—	—	—
Balance as of April 27, 2024:	$3,188	$38	$3,226
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
We performed our annual impairment test on October 29, 2023 and concluded no goodwill impairment existed for fiscal year 2024.
The annual impairment test for fiscal year 2023 concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded an a $4,576 impairment charge. We determined the fair value of the reporting units based on an income approach, using the present value of future discounted cash flows. Significant estimates used to determine fair value include the weighted average cost of capital and financial forecasts. The recognized impairment was primarily a result of our weighted average cost of capital being notably higher, which was driven by strains on our liquidity caused by disrupted supply chains and geopolitical conditions during fiscal 2024. As a result, the present value of our future cash flows was lower, which caused the impairment charge. Based on our annual impairment test, we concluded that the fair value of the Commercial and Transportation reporting units exceeded their respective carrying values and concluded no goodwill impairment existed for those reporting units. The annual impairment test for fiscal year 2022 concluded no goodwill impairment existed.
Accumulated impairments to goodwill as of April 27, 2024 was $4,576.
Intangible Assets
The following table summarizes intangible assets, net, as of April 27, 2024 and April 29, 2023:

	April 27, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$636	$296	$340
Customer relationships	10.3	2,549	2,049	500
Total	12.2	$3,185	$2,345	$840

	April 29, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$650	$270	$380
Customer relationships	10.3	2,563	1,807	756
Total	12.2	$3,213	$2,077	$1,136
In the fiscal years 2024, 2023, and 2022, amortization expense was $287, $290, and $504, respectively. Amortization expenses are included primarily in product design and development and selling expense in the consolidated statements of operations. Intangible assets are written off when fully amortized.
As of April 27, 2024, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2025	$283
2026	252
2027	36
2028	36
2029	36
Thereafter	197
Total expected amortization expense	$840
Note 5. Selected Financial Statement Data
Inventories consisted of the following:

	April 27, 2024	April 29, 2023
Raw materials	$66,900	$81,627
Work-in-process	13,848	14,155
Finished goods	57,260	53,666
	$138,008	$149,448

Property and equipment, net consisted of the following:

	April 27, 2024	April 29, 2023
Land	$2,895	$1,996
Buildings	71,670	71,222
Machinery and equipment	131,983	126,164
Office furniture and equipment	3,765	4,112
Computer software and hardware	46,135	44,700
Construction in Process	5,064	2,805
Demonstration equipment	7,094	7,432
Transportation equipment	7,667	7,057
	276,273	265,488
Less accumulated depreciation	204,521	193,341
	$71,752	$72,147
Our depreciation expense was $17,453, $16,703, and $14,890 for the fiscal years 2024, 2023, and 2022, respectively.
Accrued expenses consisted of the following:

	April 27, 2024	April 29, 2023
Compensation	$27,365	$17,466
Taxes, other than income taxes	3,410	3,390
Accrued employee benefits	3,871	3,953
Operating lease liabilities	1,984	2,253
Short-term accrued expenses	6,398	8,943
	$43,028	$36,005

Interest (expense) income, net consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Interest expense:
Interest expense	$(3,397)	$(1,127)	$(49)
Debt issuance amortization expense	(1,551)	—	—
Total interest expense	(4,948)	(1,127)	(49)
Interest income:
Interest income	1,530	207	220
Interest (expense) income, net	$(3,418)	$(920)	$171

Other expense and debt issuance costs write-off, net consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Foreign currency transaction gains (losses)	$284	$479	$(227)
Equity in losses of affiliates	(3,764)	(3,332)	(2,970)
Impairment of equity method investees	(6,359)	(4,473)	—
Debt issuance costs write off	(3,353)	—	—
Other	96	115	88
	$(13,096)	$(7,211)	$(3,109)
Note 6. Accounts Receivables, Net
We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for credit losses of $4,568 and $4,182 as of April 27, 2024 and April 29, 2023, respectively. Included in accounts receivable as of April 27, 2024 and April 29, 2023 was $1,350 and $1,416, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.
In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $859 and $1,473 as of April 27, 2024 and April 29, 2023, respectively. Contract receivables bearing annual interest rates of 8.0 to 9.0 percent are due in varying annual installments through February 2026. The face value of long-term receivables was $863 and $1,512 as of April 27, 2024 and April 29, 2023, respectively.
Note 7. Financing Agreements
Long-term debt consists of the following:

	April 27, 2024	April 29, 2023
ABL credit facility/prior line of credit	$—	$17,750
Mortgage	13,875	—
Convertible note	25,000	—
Long-term debt, gross	38,875	17,750
Debt issuance costs, net	(761)	—
Change in fair value of convertible note	16,550	—
Current portion	(1,500)	—
Long-term debt, net	$53,164	$17,750
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility (the "ABL") maturing on May 11. 2026, which is secured by first priority lien on the Company's assets and is subject to certain factors that can impact our borrowing capacity, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage"). The ABL and Delayed Draw Loan are evidenced by a Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") between the Company and JPMorgan Chase Bank, N.A., as the lender. On May 11, 2023, the Company paid all amounts outstanding on the prior credit agreement, and this prior credit agreement was terminated as of that date. No gain or loss was recognized upon termination, and the Company incurred no early termination penalties in connection with such termination.
Under the ABL, certain factors can impact our borrowing capacity. As of April 27, 2024, our total borrowing capacity was $39,507 there were no borrowings outstanding, and there was $5,342 used to secure letters of credit outstanding leaving $34,165 available to borrow. We made no borrowings on this ABL during fiscal 2024.
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
The $15,000 Delayed Draw Loan was funded on July 7, 2023 and is secured by the Mortgage on the Company's Brookings, South Dakota real estate. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of April 27, 2024 for Delayed Draw Loan was 9.5 percent.
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
Interest
Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest (or is payable) quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of April 27, 2024, as interest will be paid in cash.
We elected the fair value option to account for the Convertible Note as described in "Note 14. Fair Value Measurement". The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. We have elected to present the fair value and the accrued interest component separately in the consolidated statements of operations. Therefore, interest will be recognized and accrued separately in interest expense, with changes in fair value of the Convertible Note presented in the "Change in fair value of convertible note" line item in our consolidated statements of operations.
The changes in fair value of the Convertible Note during fiscal 2024 was as follows:

Liability Component
(in thousands)
Balance as of May 11, 2023	$25,000
Redemption of convertible promissory note	—
Fair value change recognized	16,550
Balance as of April 27, 2024	$41,550
The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 was its face value because it was negotiated at arms length and as of April 27, 2024 was computed using a binomial lattice model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the binomial lattice model:

Risk-Free Rate (Annual)	4.78%
Implied Yield	16.28%
Volatility (Annual)	40.00%
Dividend Yield (Annual)	—%

The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of April 27, 2024, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.

Debt Issuance Costs

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the fiscal year ended April 27, 2024, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs which is included in the "Other expense and debt issuance costs write-off, net" line item in our consolidated statements of operations. During the fiscal year ended April 27, 2024, we amortized $1,551 of debt issuance costs. The remaining debt issuance costs of $3,291 are being amortized over the three-year term of the Credit Facility.

Future Maturities

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
2025	1,500
2026	1,500
2027	10,875
2028	25,000
2029 and beyond	—
Total debt	$38,875

Note 8. Share Repurchase Program
On June 16, 2016, our Board of Directors approved a stock repurchase program under which we may purchase up to $40,000 of the Company's outstanding shares of common stock. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time.
In April 2020, the Board had suspended the program. On December 2, 2021, the Board of Directors of Daktronics voted to reauthorize the stock repurchase program.
During fiscal 2024 and 2023, we had no repurchases of shares of our outstanding common stock. During fiscal 2022, we repurchased 641 shares of common stock at a total cost of $3,184. As of April 27, 2024, we had $29,355 of remaining capacity under our current share repurchase program.
Note 9. Leases
We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from 1 year to 5 years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease for our facility in Sioux Falls, South Dakota has a purchase option. We have no material financing leases.
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
Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2024, the amount of the operating lease cost included in cost of sales and operating expenses in the consolidated statements of operations was $2,344 and $980, respectively; as compared to $2,560 and $906, respectively, in fiscal year 2023; and $2,425 and $870, respectively, in fiscal year 2022. Operating lease cost includes short-term leases, which are immaterial.
As of April 27, 2024, the weighted average remaining lease term and discount rate related to operating leases was 2.4 years and 5.0 percent as compared to 2.9 years and 2.7 percent as of April 29, 2023.
Supplemental unaudited cash flow information related to operating leases were as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,581	$2,692	$2,680
Future minimum operating lease payments as of, and subsequent to, April 27, 2024 under ASC 842 are as follows:

Operating Leases
Fiscal years ending
2025	$2,091
2026	1,203
2027	918
2028	49
2029	5
Thereafter	—
Total lease payments	4,266
Less imputed interest	(224)
Total lease liabilities	$4,042
The current and long-term portions of the lease liabilities are included in the "Accrued expenses" and "Other long-term obligations" line items in our consolidated balance sheets, respectively.
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
As of April 27, 2024, the aggregate number of shares available for future grants under the 2020 Plan for stock options and restricted stock awards was 1,631 shares. Shares of common stock subject to all stock awards granted under the 2020 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2015 Plan remains in effect for options outstanding that were granted under the 2015 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2015 Plan.
Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $1,977 as of April 27, 2024, which is expected to be recognized over a weighted-average period of 2.76 years. The total fair value of restricted stock vested was $1,536, $1,160, and $1,203 in fiscal years 2024, 2023, and 2022, respectively.
A summary of non-vested restricted stock and restricted stock units for fiscal years 2024, 2023, and 2022 is as follows:

	Year Ended
	April 27, 2024		April 29, 2023		April 30, 2022
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	617	$4.11	469	$5.65	480	$5.62
Granted	159	9.85	360	3.15	214	5.66
Vested	(280)	3.92	(192)	5.98	(213)	5.58
Forfeited	(10)	4.77	(20)	4.98	(12)	5.64
Outstanding at end of year	486	$5.95	617	$4.11	469	$5.65

Stock Options: We issue incentive stock options to our employees and non-qualified stock options to our independent directors. A summary of stock option activity under our 2015 Plan and 2020 Plan during the fiscal year ended April 27, 2024 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of April 29, 2023	2,045	$7.11	5.52	$858
Granted	37	9.85	—	—
Cancelled or forfeited	(228)	10.26	—	—
Exercised	(219)	5.94	—	708
Outstanding as of April 27, 2024	1,635	$6.89	5.06	$4,607

Shares vested and expected to vest	1,614	$6.93	5.03	$4,503
Exercisable as of April 27, 2024	1,034	$8.30	3.63	$1,695
The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options as of April 27, 2024 as options having exercise prices lower than the $9.29 per share market price of our common stock on that date. There were 593 shares exercisable that were in-the-money options as of April 27, 2024. The total intrinsic value of options exercised during fiscal years 2024, 2023, and 2022 was $708, $7, and $2, respectively. The total fair value of stock options vested was $453, $467, and $465 for fiscal years 2024, 2023, and 2022, respectively.
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
Dividend yield. We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Fair value of options granted	$4.92	$1.34	$2.43
Risk-free interest rate	4.37%	3.37%	1.07%
Expected volatility	46.28%	41.10%	40.60%
Expected life of option (in years)	6.90	6.93	6.94
Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 5,500. The number of shares of common stock issued under the ESPP totaled 355, 424, and 310 shares in fiscal 2024, 2023, and 2022, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 1,220 shares as of April 27, 2024. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the "Code").
Total share-based compensation expense: As of April 27, 2024, there was $2,827 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 2.6 years.
The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Stock options	$420	$453	$458
Restricted stock and stock units	1,177	1,153	1,159
Employee stock purchase plans	493	421	356
	$2,090	$2,027	$1,973
A summary of the share-based compensation expense for stock options, restricted stock, restricted stock units and shares issued under the ESPP for fiscal years 2024, 2023, and 2022 is as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Cost of sales	$452	$441	$434
Selling	437	424	472
General and administrative	745	735	656
Product design and development	456	427	411
	$2,090	$2,027	$1,973
We received $1,302 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 27, 2024. The tax expense related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $22, $23, and $47 for fiscal years 2024, 2023, and 2022, respectively.

Note 11. Retirement Benefits
We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics, Inc. and its subsidiaries, subject to certain Internal Revenue Service ("IRS") limits. We made matching cash contributions equal to 50 percent of the employee's qualifying contribution up to six percent of such employee's compensation. Employees are eligible to participate in the 401(k) savings plan the first day of the calendar month following completion of 30 days of continuous service if they have attained the age of 21. We contributed $3,201, $2,969 and $2,573 for matches to the plan for fiscal years 2024, 2023, and 2022, respectively.
Note 12. Income Taxes
The following tables reflect the significant components of our income tax provision. The pretax income (loss) attributable to domestic and foreign operations was as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Domestic	$46,763	$10,125	$(2,696)
Foreign	7,288	3,132	3,804
Income before income taxes	$54,051	$13,257	$1,108
Income tax expense (benefit) consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Current:
Federal	$21,174	$6,321	$644
State	5,512	1,381	452
Foreign	1,813	2,273	975
Deferred:
Federal	(8,101)	(3,025)	(1,020)
State	(1,045)	(456)	(476)
Foreign	77	(39)	(59)
	$19,430	$6,455	$516

The reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Computed income tax expense at federal statutory rates	$11,351	$2,784	$233
State taxes, net of federal benefit	3,771	731	139
Change in fair value on convertible debt	3,476	—	—
Change in valuation allowances	2,076	2,078	609
Research and development tax credit	(1,203)	(684)	(382)
Foreign-Derived Intangible Income (FDII)	(322)	(128)	(5)
Meals and entertainment	282	149	67
Stock compensation	(178)	262	150
Other, net	114	288	(179)
Effect of foreign tax rates different than statutory	79	417	(43)
Change in uncertain tax positions	(35)	(86)	(71)
GILTI	19	6	(14)
Base Erosion Anti-Abuse Tax (BEAT)	—	87	12
Goodwill Impairment	—	551	—
	$19,430	$6,455	$516

Our effective tax rate for fiscal 2024 was 35.9 percent. The effective income tax rate for fiscal 2024 was primarily impacted due to the fair value adjustment to the Convertible Note that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.
Our effective tax for fiscal 2023 was 48.7 percent. During fiscal 2023, our effective income tax rate was impacted due to valuation allowances on equity investments and on foreign net operating losses in Ireland, goodwill impairment, state taxes, a mix of taxes in foreign countries where the tax rate is higher than the United States, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.
Our effective tax for fiscal 2022 was 46.6 percent. During fiscal 2022, our effective income tax rate was impacted by tax benefits from permanent tax credits offset by valuation allowances as well as other various permanent tax adjustments and state taxes with additional expense for prior year provision to return adjustments.

The components of the net deferred tax assets were as follows:

	April 27, 2024	April 29, 2023
Deferred tax assets:
Accrued warranty obligations	$9,361	$8,088
Vacation accrual	2,170	1,732
Deferred maintenance revenue	777	484
Allowance for excess and obsolete inventory	3,362	2,779
Equity compensation	234	255
Allowance for credit losses accounts	1,015	928
Inventory capitalization	3,956	1,339
Accrued compensation and benefits	424	395
Unrealized loss on foreign currency exchange	—	206
Net operating loss carry forwards	885	1,024
Outside basis difference in equity method investments	6,295	3,819
Section 174 Capitalization	9,878	5,225
Research and development tax credit carry forwards	72	210
Lease accounting - lease liability	1,038	1,426
Other	630	929
Total deferred tax assets	40,097	28,839
Valuation allowance	(7,197)	(4,900)
Net deferred tax assets	32,900	23,939

Deferred tax liabilities:
Property and equipment	(5,506)	(5,292)
Lease accounting - right of use asset	(1,020)	(1,411)
Prepaid expenses	(477)	(471)
Unrealized gain on foreign currency exchange	(64)	—
Other	(114)	(93)
Total deferred tax liabilities	(7,181)	(7,267)
Net deferred tax asset	$25,719	$16,672
The classification of the net deferred tax assets in the accompanying consolidated balance sheets is:

	April 27, 2024	April 29, 2023
Non-current assets	$25,862	$16,867
Non-current liabilities	(143)	(195)
	$25,719	$16,672

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 27, 2024	April 29, 2023
Balance at beginning of year	$392	$477
Gross increases related to prior period tax positions	15	12
Gross decreases related to prior period tax positions	(3)	(56)
Gross increases related to current period tax positions	123	124
Lapse of statute of limitations	(171)	(165)
Balance at end of year	$356	$392
All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $34 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $171 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2024.
Interest and penalties incurred associated with uncertain tax positions are included in the "Income tax expense" line item in our consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line item in our consolidated balance sheets of $21 and $28 as of April 27, 2024 and April 29, 2023, respectively.
As of April 27, 2024, we had total valuation allowances against deferred tax assets of $7,197, as compared to $4,900 as of April 29, 2023, representing an increase of $2,297 during fiscal 2024. The increase in valuation allowance as well as the majority of the total balance is related to the outside basis difference and impairments in equity method investments. A small portion of the total valuation allowances are related to foreign net operating loss carryfowards as detailed below. We consider all positive and negative evidence available in determining the potential of realizing deferred tax assets including its past operating results and the forecast of future earnings, category of income, future taxable income, and prudent and feasible tax planning strategies. If sufficient evidence of our ability to generate applicable taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statements of operations.
As of April 27, 2024, we had foreign net operating loss (“NOL”) carryforwards of approximately $5,136 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $883. However, due to uncertainty in future taxable income, a valuation allowance has been recorded for the full amount of the asset.
Additional tax information:
We are subject to United States federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2021, 2022 and 2023 remain open to federal tax examinations, and fiscal years 2020, 2021, 2022 and 2023 remain open for state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2013. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our consolidated statements of operations.
As of April 27, 2024, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act of 2017 generally eliminates United States federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-United States jurisdictions.

Note 13. Cash Flow Information
The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
(Increase) decrease:
Account receivable	$(7,733)	$(10,422)	$(33,876)
Long-term receivables	620	1,950	(440)
Inventories	10,859	(15,064)	(61,159)
Contract assets	(9,262)	(4,879)	(9,545)
Prepaid expenses and other current assets	1,086	5,267	(7,661)
Income taxes receivables	(124)	268	121
Investment in affiliates and other assets	214	(261)	(357)
Increase (decrease):
Accounts payable	(7,123)	(5,344)	33,002
Contract liabilities	(22,695)	3,468	27,398
Accrued expenses	10,891	(967)	6,354
Warranty obligations	4,312	607	1,160
Long-term warranty obligations	1,075	3,055	1,764
Income taxes payable	2,067	2,354	(379)
Long-term marketing obligations and other payables	1,678	104	(1,762)
	$(14,135)	$(19,864)	$(45,380)
Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Cash payments for:
Interest	$2,858	$1,075	$16
Income taxes, net of refunds	26,452	7,489	1,951
Non-cash impairment charges consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Non-cash impairment charges:
Equity investees impairment	$6,359	$4,473	$—
Goodwill impairment	—	4,576	—
Total non-cash impairment charges	$6,359	$9,049	$—

Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Demonstration equipment transferred to inventory	$—	$—	$53
Purchases of property and equipment included in accounts payable	1,628	1,057	4,177
Contributions of common stock under the ESPP	1,200	1,207	1,211
Debt issuance costs	—	2,875	—
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 27, 2024 and April 29, 2023 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 27, 2024:
Cash and cash equivalents	$81,299	$—	$—	$81,299
Restricted cash	379	—	—	379
Convertible note	—	—	(41,550)	(41,550)
	$81,678	$—	$(41,550)	$40,128
Balance as of April 29, 2023:
Cash and cash equivalents	$23,982	$—	$—	$23,982
Restricted cash	708	—	—	708
Available-for-sale securities:
US Government Sponsored entities	—	534	—	534
Derivatives - liability position	—	(579)	—	(579)
	$24,690	$(45)	$—	$24,645
The following methods and assumptions were used to estimate the fair value of each class of financial instrument. During fiscal 2024, we added the fair value of the Convertible Note. There have been no other changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2023.
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
Convertible Note: We elected to value the Convertible Note at fair value in accordance with ASC 825-10-15-4(a) because of the embedded derivatives contained in the Convertible Note. The fair value of the Convertible Note was estimated using a binomial lattice model. Binomial lattice allows for the examination of the value to a holder and understanding the investment decision that would occur at each node.
The fair value of the Convertible Note entered into during the first quarter of fiscal 2024 was classified as Level 3 because certain inputs for the valuation were not readily determinable or observable.
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
See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for further details of impairment loss of $6,359 for our investments in Miortech and XDC.
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

Note 15. Derivative Financial Instruments
We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the United States dollar. We enter into currency forward contracts to manage these economic risks. We account for all derivatives in the consolidated balance sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 27, 2024 and April 29, 2023, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the "Other expense and debt issuance costs write-off, net" line item in the consolidated statements of operations.
There were no foreign currency agreements outstanding as of April 27, 2024. The foreign currency exchange contracts in aggregated notional amounts in place to exchange United States dollars as of April 29, 2023 were as follows:

	April 27, 2024		April 29, 2023
	United States Dollars	Foreign Currency	United States Dollars	Foreign Currency
Foreign Currency Exchange Forward Contracts:
United States Dollars/Euros	—	—	7,758	7,513
As of April 27, 2024, there was an no asset or liability, and, as of April 29, 2023, there was an asset and liability of $0 and $579, respectively, representing the fair value of foreign currency exchange forward contracts, which were determined using level 2 inputs from a third-party bank.
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
Warranties: See "Note 1. Nature of Business and Summary of Significant Accounting Policies" for more information regarding warranties.
Changes in our warranty obligation for the fiscal years ended April 27, 2024 and April 29, 2023 consisted of the following:

	April 27, 2024	April 29, 2023
Beginning accrued warranty obligations	$32,541	$28,878
Warranties issued during the period	14,422	13,429
Settlements made during the period	(12,600)	(11,044)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	3,565	1,278
Ending accrued warranty obligations	$37,928	$32,541

Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of April 27, 2024, we had outstanding letters of credit, bank guarantees and surety bonds in the amount of $5,342, $163 and $44,478, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 27, 2024, we were not aware of any indemnification claim from a customer.
Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of April 27, 2024, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2025	$6,067
2026	3,807
2027	100
2028	88
2029	50
Thereafter	$100
$10,212
Note 17. Related Party
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
Since May 11, 2023, the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest. During fiscal 2024, we have made interest payments of $1,688 under the Convertible Note.

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
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed with the SEC by the Holder and its affiliates named therein on June 9, 2023, and based on other information provided by the Holder, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.
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
During fiscal 2024, the Company and the South Dakota Board of Regents entered into contracts for video display systems for Dakota State University. The amount of the contracts was $1,178 A member of the Company's Board of Directors is the President of Dakota State University.
See "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of April 27, 2024, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 27, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Prior Year Material Weakness in Internal Control over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, a material weakness in our internal control over financial reporting was reported relating to the ineffective operation of certain transactional level controls related to revenue contracts recognized over time. These controls operated ineffectively due to insufficient training of the control operators as to the level of precision expected when executing the revenue controls in accordance with the Company's policy. The Company has made the following enhancements to internal controls to address the material weakness:
1.Enhanced the policy and process over the extent of review procedures to be performed, the related documentation, and the level of precision used by the control operator.
2.Provided training to the control operators relating to the level of precision, evidence, and documentation expected when executing the revenue controls in accordance with the Company's policy.
Management has determined, through its testing, that the Company's internal controls related to revenue contracts recognized over time were designed and operated effectively for a sufficient period of time during fiscal 2024 to conclude that the previously identified material weakness has been remediated as of April 27, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the criteria in the 2013 Framework, our management concluded our internal control over financial reporting was effective as of April 27, 2024.
The effectiveness of our internal control over financial reporting as of April 27, 2024 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness noted above, during the quarter ended April 27, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By /s/ Reece A. Kurtenbach	By /s/ Sheila M. Anderson
Reece A. Kurtenbach	Sheila M. Anderson
Chief Executive Officer	Chief Financial Officer
June 26, 2024	June 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Daktronics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Daktronics, Inc. and subsidiaries (the “Company”) as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 27, 2024 of the Company and our report dated June 26, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 26, 2024

Item 9B. OTHER INFORMATION
Daktronics, Inc. Stock Trading Policy for All Employees and Directors
We have adopted the “Daktronics, Inc. Stock Trading Policy for All Employees and Directors” (the “Stock Trading Policy”), which governs the purchase, sale and other dispositions of the Company’s securities by all of our directors, officers and employees and their family members sharing their same residence. The Stock Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as the rules and regulations of the Nasdaq Global Select Market. It prohibits those who are subject to the Stock Trading Policy from trading securities of any company, including Daktronics, while in possession of material non-public information, and from buying, selling or gifting Daktronics securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. It also prohibits those who are subject to the Stock Trading Policy from effecting short sales of Daktronics securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Daktronics securities. The foregoing summary of the Stock Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Stock Trading Policy furnished with this Form 10-K as Exhibit 19.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions "Proposal One - Election of Directors" and "Corporate Governance" in our Proxy Statement for our 2024 annual meeting of shareholders ("Proxy Statement") to be filed within 120 days after our most recent fiscal year-end. Any information concerning the compliance of our officers, directors, and 10 percent shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption "Delinquent Section 16(a) Reports." The information regarding Audit Committee members and "Audit Committee Financial Experts" is incorporated by reference to the information to be contained in the Proxy Statement under the caption "Corporate Governance – Committees of the Board of Directors." The information regarding our Code of Conduct is incorporated by reference to the information to be contained in the Proxy Statement under the heading "Corporate Governance – Code of Conduct."
Item 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and officers for the fiscal year ended April 27, 2024 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.
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
In September 2023, the Board of Directors (the “Board”) of Daktronics, Inc. (the “Company”) adopted a Clawback Policy (the “Policy”) providing for the recoupment of certain executive compensation in the event of an accounting restatement resulting from the Company’s material noncompliance with financial reporting requirements under the federal securities laws. The Policy is filed as Exhibit 97 to this Form 10-K. It is designed to comply with Section 10D of and Rule 10D-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) and Nasdaq Listing Rule 5608. This Policy applies to the Company's current and former executive officers, as determined by the Board in accordance with Section 10D of the Exchange Act and the listing standards of the Nasdaq Global Select Market and such other senior executives who may from time to time be deemed subject to the Policy by the Board (the “Covered Executives”). If the Company is required to prepare an accounting restatement of its financial statements due to the Company's material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess "Incentive Compensation" (defined below) received by any Covered Executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. For purposes of this Policy, the term "Incentive Compensation" means Incentive-Based Compensation as defined in accordance with Section 10D of the Exchange Act and the listing standards of the Nasdaq Global Select Market for Covered Executives if such compensation is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure, including “variable compensation” or “Margin Based Compensation” as referred to within the Company, and the term “financial reporting measures” has the same meaning as defined in accordance with Section 10D of the Exchange Act and the listing standards of the Nasdaq Global Select Market. The amount to be recovered will be the excess of the Incentive Compensation paid to the Covered Executive based on the erroneous data over the Incentive Compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Board.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement. See "Note 17. Related Party" of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details of related party transactions.
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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of April 27, 2024 and April 29, 2023
Consolidated Statements of Operations for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022
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

4.4	Daktronics, Inc. 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q filed on August 20, 2007, Commission File No. 000-23246).*
4.5
Daktronics, Inc. 2015 Incentive Stock Plan ("2015 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 14, 2015, Commission File No. 000-23246).*

4.6	Daktronics, Inc. 2020 Incentive Stock Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*
4.7	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on September 3, 2020).*
4.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on September 3, 2020).*
4.9	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on September 3, 2020).*

4.10	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on September 3, 2020).*
4.11
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.11 files with our Annual Report on Form 10-K filed on July 12, 2023).)

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

10.5
Fourth Amendment to Credit Agreement dated as of March 11, 2021 by and between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 filed with our Annual Report on Form 10-K filed on June 11, 2021).

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

19	Daktronics, Inc. Stock Trading Policy for All Employees and Directors. (1)
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
97	Daktronics, Inc. Clawback Policy. (1)
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (1)

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

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2024.

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

Signature	Title	Date

By /s/ Shereta D. Williams	Director	June 26, 2024
Shereta D. Williams

By /s/ Lance D. Bultena	Director	June 26, 2024
Lance D. Bultena

By /s/ Dr. José-Marie Griffiths	Director	June 26, 2024
Dr. José-Marie Griffiths

By /s/ Reece A. Kurtenbach	Director	June 26, 2024
Reece A. Kurtenbach

By /s/ Andrew D. Siegel	Director	June 26, 2024
Andrew D. Siegel

By /s/ John P. Friel	Director	June 26, 2024
John P. Friel

By /s/ Kevin P. McDermott	Director	June 26, 2024
Kevin P. McDermott

By /s/ Howard I. Atkins	Director	June 26, 2024
Howard I. Atkins