Form 10-Q
period 2024-07-27
DAKTRONICS INC /SD/
filed 2024-09-04
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 26, 2024 was 46,648,863.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended July 27, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	July 27, 2024	April 27, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,809	$81,299
Restricted cash	379	379
Accounts receivable, net	132,021	117,186
Inventories	134,949	138,008
Contract assets	54,129	55,800
Current maturities of long-term receivables	436	298
Prepaid expenses and other current assets	8,579	8,531
Income tax receivables	110	448
Total current assets	427,412	401,949

Property and equipment, net	73,613	71,752
Long-term receivables, less current maturities	119	562
Goodwill	3,197	3,226
Intangibles, net	767	840
Debt issuance costs, net	2,220	2,530
Investment in affiliates and other assets	20,708	21,163
Deferred income taxes	25,850	25,862
TOTAL ASSETS	$553,886	$527,884

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	July 27, 2024	April 27, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	67,265	60,757
Contract liabilities	71,782	65,524
Accrued expenses	39,448	43,028
Warranty obligations	16,408	16,540
Income taxes payable	543	4,947
Total current liabilities	196,946	192,296

Long-term warranty obligations	22,467	21,388
Long-term contract liabilities	17,378	16,342
Other long-term obligations	4,270	5,759
Long-term debt, net	74,472	53,164
Deferred income taxes	142	143
Total long-term liabilities	118,729	96,796

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000 shares; 48,523 and 48,121 shares issued as of July 27, 2024 and April 27, 2024, respectively	69,242	65,525
Additional paid-in capital	52,566	52,046
Retained earnings	133,085	138,031
Treasury Stock, at cost, 1,907 shares as of July 27, 2024 and April 27, 2024, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(6,397)	(6,525)
TOTAL SHAREHOLDERS' EQUITY	238,211	238,792
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$553,886	$527,884

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales	$226,088	$232,531
Cost of sales	166,390	161,384
Gross profit	59,698	71,147

Operating expenses:
Selling	15,636	12,929
General and administrative	11,723	9,599
Product design and development	9,623	8,403
	36,982	30,931
Operating income	22,716	40,216

Nonoperating (expense) income:
Interest (expense) income, net	(71)	(881)
Change in fair value of convertible note	(21,590)	(7,260)
Other expense and debt issuance costs write-off, net	(835)	(3,979)

Income before income taxes	220	28,096
Income tax expense	5,166	8,900
Net (loss) income	$(4,946)	$19,196

Weighted average shares outstanding:
Basic	46,311	45,645
Diluted	46,311	46,198

Earnings (loss) per share:
Basic	$(0.11)	$0.42
Diluted	$(0.11)	$0.42
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	July 27, 2024	July 29, 2023

Net (loss) income	$(4,946)	$19,196

Other comprehensive income (loss):
Cumulative translation adjustments	128	(252)
Unrealized gain on available-for-sale securities, net of tax	—	7
Total other comprehensive income (loss), net of tax	128	(245)
Comprehensive (loss) income	$(4,818)	$18,951
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2024	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792
Net loss	—	—	—	(4,946)	—	—	—	(4,946)
Cumulative translation adjustments	—	—	—	—	—	—	128	128
Share-based compensation	—	—	520	—	—	—	—	520
Exercise of stock options	331	3,148	—	—	—	—	—	3,148
Employee savings plan activity	71	569	—	—	—	—	—	569
Balance as of July 27, 2024	48,523	$69,242	$52,566	$133,085	(1,907)	$(10,285)	$(6,397)	$238,211
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	47,396	$63,023	$50,259	$103,410	(1,907)	$(10,285)	$(5,529)	$200,878
Net income	—	—	—	19,196	—	—	—	19,196
Cumulative translation adjustments	—	—	—	—	—	—	(252)	(252)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	7	7
Share-based compensation	—	—	557	—	—	—	—	557
Exercise of stock options	11	46	—	—	—	—	—	46
Employee savings plan activity	211	615	—	—	—	—	—	615
Balance as of July 29, 2023	47,618	$63,684	$50,816	$122,606	(1,907)	$(10,285)	$(5,774)	$221,047
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 27, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,946)	$19,196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,893	4,669
(Gain) loss on sale of property, equipment and other assets	(20)	11
Share-based compensation	520	557
Equity in loss of affiliates	931	690
Provision for doubtful accounts, net	265	(65)
Deferred income taxes, net	13	12
Non-cash impairment charges	—	442
Change in fair value of convertible note	21,590	7,260
Debt issuance costs write-off	—	3,353
Change in operating assets and liabilities	(3,765)	(16,875)
Net cash provided by operating activities	19,481	19,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,081)	(4,547)
Proceeds from sales of property, equipment and other assets	45	27
Proceeds from sales or maturities of marketable securities	—	—
Purchases of equity and loans to equity investees	(933)	(1,186)
Net cash used in investing activities	(5,969)	(5,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	40,000
Payments on notes payable	(983)	(17,750)
Principal payments on long-term obligations	(103)	(102)
Debt issuance costs	—	(5,838)
Proceeds from exercise of stock options	3,148	46
Net cash provided by financing activities	2,062	16,356

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	(240)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,510	29,660

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	81,678	24,690
End of period	$97,188	$54,350

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$889	$97
Income taxes, net of refunds	9,081	5,771

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	2,909	839
Contributions of common stock under the ESPP	569	614
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
Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of April 27, 2024 has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended April 27, 2024, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission ("SEC"). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 27, 2024 and July 29, 2023 contained operating results for 13 weeks.
There have been no material changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
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

	July 27, 2024	July 29, 2023	April 27, 2024
Cash and cash equivalents	$96,809	$45,775	$81,299
Restricted cash	379	8,575	379
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$97,188	$54,350	$81,678
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $96,809 in cash and cash equivalent balances as of July 27, 2024, $81,246 were denominated in United States dollars, of which $1,649 were held by our foreign subsidiaries. As of July 27, 2024, we had an additional $15,563 in cash balances denominated in foreign currencies, of which $10,922 were maintained in accounts of our foreign subsidiaries.

Recent Accounting Pronouncements
Accounting Standards Adopted
There are no significant Accounting Standard Updates ("ASU") issued that were adopted in the three months ended July 27, 2024.

Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires enhanced disclosures about significant segment expenses. The Company is required to adopt ASU 2023-07 for its annual reporting in fiscal year 2025 and for interim period reporting beginning in the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our segment disclosures.
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
Note 2. Investments in Affiliates
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net (loss) income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements, and material intercompany transactions. We evaluated the nature of our investment in affiliates of XdisplayTM ("XDC"), which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent and in XDC was 16.4 percent as of July 27, 2024. The aggregate amount of our investments accounted for under the equity method was $893 and $1,813 as of July 27, 2024 and April 27, 2024, respectively.
We determined both entities are variable interest entities, and based on management's analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met; therefore, the investments in Miortech and XDC are accounted for under the equity method. Our consolidated net (loss) income includes our Company's proportionate share of the net income or loss of each affiliates. Our proportional share of the respective affiliates' earnings or losses is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. For the three months ended July 27, 2024, our share of the losses of our affiliates was $931 as compared to $690 for the three months ended July 29, 2023.
We review our investments in affiliates for impairment indicators. There were no impairments recorded during three months ended July 27, 2024 compared to an impairment of $442 the first quarter of fiscal 2024.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the three months ended July 27, 2024 and July 29, 2023 was $223 and $78, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations, and for the three months ended July 27, 2024 and July 29, 2023, $123 and $2, respectively, remains unpaid and is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
We also have advanced our affiliates convertible and promissory notes (collectively, the "Affiliate Notes"). We advanced $958 in the three months ended July 27, 2024 and $5,050 in fiscal year 2024 under the Affiliate Notes. The total outstanding amount of the Affiliate Notes was $15,371 and $14,241 as of July 27, 2024 and April 27, 2024, respectively. The balances of Affiliate Notes are included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets. We evaluate the Affiliate Notes for impairment and credit losses. As of July 27, 2024 and

April 27, 2024, no provision for losses was recorded as management's analysis concluded the Affiliate Notes were collectable or realizable based on the rights of these instruments and related valuation of each affiliate.
The Affiliate Notes balance combined with the investment in affiliates balance totaled $16,264 and $16,054 as of July 27, 2024 and April 27, 2024, respectively.
Note 3. Earnings Per Share ("EPS")
We follow the provisions of Accounting Standards Codification ("ASC 260"), Earnings Per Share, where basic earnings per share ("EPS") is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock which share in our earnings.
The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the three months ended July 27, 2024 and July 29, 2023:

	Three Months Ended
	July 27, 2024	July 29, 2023
Earnings per share - basic
Net (loss) income	$(4,946)	$19,196
Weighted average shares outstanding	46,311	45,645
Basic earnings (loss) per share	$(0.11)	$0.42

Earnings per share - diluted
Net (loss) income	$(4,946)	$19,196
Diluted net (loss) income	$(4,946)	$19,196

Weighted average common shares outstanding	46,311	45,645
Dilution associated with stock compensation plans	—	553
Dilution associated with convertible note	—	—
Weighted average common shares outstanding, assuming dilution	46,311	46,198
Diluted earnings (loss) per share	$(0.11)	$0.42
Options outstanding to purchase 161 and 1,326 shares of common stock with a weighted average exercise price of $12.52 and $8.97 for the three months ended July 27, 2024 and July 29, 2023, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
During the three months ended July 27, 2024 and July 29, 2023, shares of common stock issuable upon conversion of the secured convertible note in the original principal payment of $25,000 due on May 11, 2027 (the "Convertible Note") were not included in the computation of diluted EPS, as the effect would be anti-dilutive. For the three months ended July 27, 2024 and July 29, 2023, 4,037 and 3,549, respectively, potential common shares related to the convertible note issued by the Company to Alta Fox Opportunities Fund, LP, were excluded from the calculation of diluted EPS.
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
The following table presents our disaggregation of revenue by segments:

	Three Months Ended July 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$2,262	$94,318	$10,634	$14,536	$2,614	$124,364
Limited configuration	26,300	8,294	35,148	6,609	8,072	84,423
Service and other	5,637	5,996	2,224	1,345	2,099	17,301
	$34,199	$108,608	$48,006	$22,490	$12,785	$226,088
Timing of revenue recognition
Goods/services transferred at a point in time	$29,513	$10,750	$35,379	$7,561	$9,141	$92,344
Goods/services transferred over time	4,686	97,858	12,627	14,929	3,644	133,744
	$34,199	$108,608	$48,006	$22,490	$12,785	$226,088

	Three Months Ended July 29, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$12,918	$76,547	$15,119	$12,584	$8,790	$125,958
Limited configuration	29,913	9,961	40,337	8,067	5,239	93,517
Service and other	4,052	5,491	778	718	2,017	13,056
	$46,883	$91,999	$56,234	$21,369	$16,046	$232,531
Timing of revenue recognition
Goods/services transferred at a point in time	$31,018	$10,777	$39,081	$8,267	$5,843	$94,986
Goods/services transferred over time	15,865	81,222	17,153	13,102	10,203	137,545
	$46,883	$91,999	$56,234	$21,369	$16,046	$232,531
See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.
Contract balances
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed according to the contract terms. Contract liabilities represent amounts billed to customers in excess of revenue recognized to date.

The following table reflects the changes in our contract assets and liabilities:

	July 27, 2024	April 27, 2024	Dollar Change	Percent Change
Contract assets	$54,129	$55,800	$(1,671)	(3.0)%
Contract liabilities - current	71,782	65,524	6,258	9.6
Contract liabilities - noncurrent	17,378	16,342	1,036	6.3
The changes in our contract assets and contract liabilities from April 27, 2024 to July 27, 2024 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for the three months ended July 27, 2024.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items of our condensed consolidated balance sheets. Changes in unearned service-type warranty contracts, net were as follows:

July 27, 2024
Balance as of April 27, 2024	$32,159
New contracts sold	12,269
Less: reductions for revenue recognized	(10,188)
Foreign currency translation and other	(485)
Balance as of July 27, 2024	$33,755
Contracts in progress identified as loss contracts as of July 27, 2024 and April 27, 2024 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the three months ended July 27, 2024, we recognized revenue of $39,918 related to our contract liabilities as of April 27, 2024.
Remaining performance obligations
As of July 27, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $332,665. Remaining performance obligations related to product and service agreements as of July 27, 2024 were $267,207 and $65,458, respectively. We expect approximately $268,362 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the three months ended July 27, 2024 and July 29, 2023 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales:
Commercial	$34,199	$46,883
Live Events	108,608	91,999
High School Park and Recreation	48,006	56,234
Transportation	22,490	21,369
International	12,785	16,046
	226,088	232,531

Gross profit:
Commercial	7,595	12,769
Live Events	26,028	27,940
High School Park and Recreation	17,316	20,825
Transportation	7,749	7,089
International	1,010	2,524
	59,698	71,147

Operating expenses:
Selling	15,636	12,929
General and administrative	11,723	9,599
Product design and development	9,623	8,403
	36,982	30,931
Operating income	22,716	40,216

Nonoperating (expense) income:
Interest (expense) income, net	(71)	(881)
Change in fair value of convertible note	(21,590)	(7,260)
Other expense and debt issuance costs write-off, net	(835)	(3,979)
Income before income taxes	$220	$28,096

Depreciation and amortization:
Commercial	$1,082	$1,042
Live Events	1,429	1,613
High School Park and Recreation	533	462
Transportation	202	168
International	562	566
Unallocated corporate depreciation and amortization	1,085	818
	$4,893	$4,669
No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales:
United States	$207,219	$214,593
Outside United States	18,869	17,938
	$226,088	$232,531

	July 27, 2024	April 27, 2024
Property and equipment, net of accumulated depreciation:
United States	$66,168	$64,332
Outside United States	7,445	7,420
	$73,613	$71,752
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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each segment with a goodwill balance for the three months ended July 27, 2024 were as follows:

	Commercial	Transportation	Total
Balance as of April 27, 2024	$3,188	$38	$3,226
Foreign currency translation	(23)	(6)	(29)
Balance as of July 27, 2024	$3,165	$32	$3,197
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
Accumulated impairments to goodwill as of July 27, 2024 were $4,576.
Note 7. Financing Agreements

Long-term debt consists of the following:

	July 27, 2024	April 27, 2024
Mortgage	13,500	13,875
Convertible note	25,000	25,000
Long-term debt, gross	38,500	38,875
Debt issuance costs, net	(668)	(761)
Change in fair value of convertible note	38,140	16,550
Current portion	(1,500)	(1,500)
Long-term debt, net	$74,472	$53,164
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility (the "ABL") maturing on May 11, 2026, which is secured by a first priority lien on the Company's assets, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage").
Under the ABL, certain factors can impact our borrowing capacity. As of July 27, 2024, our borrowing capacity was $38,568, there were no borrowings outstanding, and there was $5,343 used to secure letters of credit outstanding. The interest rate on the ABL is set on a sliding scale based on the trailing 12-month fixed charge coverage and ranges from 2.5 to 3.5 percent over the standard overnight financing rate (SOFR).
The $15,000 Delayed Draw Loan was funded on July 7, 2023. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of July 27, 2024 for Delayed Draw Loan was 9.5 percent.
Convertible Note
On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by the secured convertible note (the "Convertible Note") due May 11, 2027. Alta Fox Opportunities Fund, LP, as the holder (the "Holder") of the Convertible Note has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property.
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

Interest

Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of July 27, 2024, as interest will be paid in cash.

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

The changes in fair value of the Convertible Note during the three months ended July 27, 2024 are as follows:

Liability Component
(in thousands)
Balance as of April 27, 2024	$41,550
Redemption of convertible promissory note	—
Fair value change recognized	21,590
Balance as of July 27, 2024	$63,140

The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 and as of July 27, 2024 was computed using a binomial lattice model which incorporates significant inputs that are not observable in the market and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the binomial lattice model:

Risk-Free Rate (Annual)	4.19%
Implied Yield	15.98%
Volatility (Annual)	45.00%
Dividend Yield (Annual)	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of July 27, 2024, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the three months ended July 29, 2023, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs which is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. During the three months ended July 27, 2024 and July 29, 2023, we amortized $403 and $328, respectively, of debt issuance costs. The remaining debt issuance costs of $2,888 are being amortized over the remaining two-year term of the Credit Facility.

Future Maturities
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2025	$1,125
2026	1,500
2027	10,875
2028	25,000
2029	—
Total debt	$38,500

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
Warranties: Changes in our warranty obligation for the three months ended July 27, 2024 consisted of the following:

July 27, 2024
Balance as of April 27, 2024	$37,928
Warranties issued during the period	4,017
Settlements made during the period	(3,519)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	449
Balance as of July 27, 2024	$38,875
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of July 27, 2024, we had outstanding letters of credit and surety bonds in the amount of $5,343 and $15,729, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of July 27, 2024, we were not aware of any material indemnification claims.

Note 9. Income Taxes
Our effective tax rate for the first quarter of fiscal 2025 was skewed due to the impact of the fair value in the Convertible Note in proportion to the period's small pre-tax income. The effective tax rate was 31.7 percent for the three months ended July 29, 2023. Both periods' income before taxes included the impacts of the change in the Convertible Note fair value adjustment. These changes are not deductible or taxable, which is the primary driver for each period's effective tax rate.
We operate both domestically and internationally and, as of July 27, 2024, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of July 27, 2024, we had $495 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 27, 2024 and April 27, 2024 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of July 27, 2024
Cash and cash equivalents	$96,809	$—	$—	$96,809
Restricted cash	379	—	—	379
Convertible note	—	—	(63,140)	(63,140)
	$97,188	$—	$(63,140)	$34,048
Balance as of April 27, 2024
Cash and cash equivalents	$81,299	$—	$—	$81,299
Restricted cash	379	—	—	379
Convertible note	—	—	(41,550)	(41,550)
	$81,678	$—	$(41,550)	$40,128

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

There have been no other changes in the valuation techniques used by us to value our financial instruments since the end of fiscal 2024. For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 for the methods and assumptions used to estimate the fair value of each class of financial instrument.
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

As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement with the Holder of the Convertible Note. Under the Securities Purchase Agreement, the Company sold and issued to the Holder the Convertible Note in exchange for the payment by the Holder to the Company of $25,000. As of May 11, 2023, and based on Amendment No. 2 to the Schedule 13D filed by the Holder and its affiliates named therein on May 15, 2023 with the SEC, the Holder and its affiliates beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Holder to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Holder and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
Since May 11, 2023, the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest. In the first three months of fiscal 2025, we have made interest payments of $375 under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement, and the Registration Rights Agreement dated as of May 11, 2023 by and between the Holder and the Company and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2024 is hereby incorporated by reference into this Report. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”), who are affiliates of the Holder.
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
During the first three months of fiscal 2024, the Company and the South Dakota Board of Regents entered into a contract for a video display system for Dakota State University. The amount of the contract was $150. A member of the Company's Board of Directors is the President of Dakota State University.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 27, 2024, to and including July 27, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the uncertainties related to market conditions and entry into a financing transaction; the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; the Company’s ability to finalize or fully execute actions and steps that would be probable of mitigating the existence of any “substantial doubt” regarding the Company’s ability to continue as a going concern; the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; our ability to obtain additional financing on terms favorable to us, or at all; any future goodwill impairment charges; and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 filed with the SEC, as well as other publicly available information about the Company.
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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (including the information presented therein under Risk Factors), as well as other publicly available information about our Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended July 27, 2024 and July 29, 2023 unless otherwise stated.
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended July 27, 2024 and July 29, 2023 contained operating results for 13 weeks.
Known Trends and Uncertainties
During fiscal 2024, we converted pandemic related pent-up backlog into record levels of sales and gross profit. In fiscal 2025, we will be more dependent on the timing, size, and profitability profile of the orders we win to be able to generate sales and gross profit levels at similar levels. We are investing in capacity and resources to grow the business and penetrate markets. As a result, we currently expect that our order volume and operating expenses in fiscal 2025 will exceed that of fiscal 2024. While the expansion of use of digital display systems in the global market is expected, actual market increases are uncertain and a number of factors can impact a customers timing to commit to a system. We carefully evaluate the capacity and resource levels, however, there can be periods sales and expenses can be misaligned and impact our sales and profitability levels.
Global investments have been made in manufacturing capacity and advancement in display and control technologies. A majority of digital displays are constructed using standard surface mount display technology. Chip on board technologies are advancing for narrow pixel pitch (NPP) applications. Micro-LED technologies (also referred to as narrow pixel pitch) are being used and advanced, especially for displays installed for short viewing distances. Advancements related to digital displays use continue related to professional services, including the use of artificial intelligence and other software which improve content creation, user interfaces, digital display monitoring systems, and security. We are adopting our manufacturing, sourcing capabilities, and product development priorities for these evolving changes in market and technology trends.

Overall, we have a unique leadership position in our target markets, which are large, growing, and enjoy resilient demand driven by our customers’ desire to improve their audience experience in sports, commercial, and transportation environments. To capitalize on this position, we are focused on digital and business transformation, improving our cost structure, and further growing our markets. To accelerate these initiatives, we are projecting to spend between $8 and $10 million for transformation efforts impacting fiscal 2025 profitability.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our Company.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JULY 27, 2024 AND JULY 29, 2023
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
Our product order backlog as of July 27, 2024 was $267.2 million as compared to $323.7 million as of July 29, 2023 and $316.9 million as of April 27, 2024. The decrease in backlog, to more historical levels is a result of fulfilling orders at a greater pace as supply chain conditions stabilized and production lead times improved, utilizing our increased capacity, and order pace returning to more normalized rates.
We expect to fulfill the backlog as of July 27, 2024 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from customer site conditions, which are outside our control.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended July 27, 2024 and July 29, 2023:

	July 27, 2024	% of Net sales (1)	July 29, 2023	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$226,088	100.0%	$232,531	100.0%	$(6,443)	(2.8)%
Cost of sales	166,390	73.6	161,384	69.4	5,006	3.1
Gross profit	59,698	26.4	71,147	30.6	(11,449)	(16.1)

Operating expenses:	—		—
Selling	15,636	6.9	12,929	5.6	2,707	20.9
General and administrative	11,723	5.2	9,599	4.1	2,124	22.1
Product design and development	9,623	4.3	8,403	3.6	1,220	14.5
Total operating expenses	36,982	16.4	30,931	13.3	6,051	19.6
Operating income	22,716	10.0	40,216	17.3	(17,500)	(43.5)

Nonoperating (expense) income:
Interest (expense) income, net	(71)	—	(881)	(0.4)	810	(91.9)
Change in fair value of convertible note	(21,590)	(9.5)	(7,260)	(3.1)	(14,330)	197.4
Other expense and debt issuance costs write-off, net	(835)	(0.4)	(3,979)	(1.7)	3,144	(79.0)
Income before income taxes	220	0.1	28,096	12.1	(27,876)	(99.2)
Income tax expense	5,166	2.3	8,900	3.8	(3,734)	(42.0)
Net (loss) income	$(4,946)	(2.2)%	$19,196	8.3%	$(24,142)	(125.8)%

Diluted (loss) earnings per share	$(0.11)		$0.42		$(0.53)	(126.2)%
Diluted weighted average shares outstanding	46,311		46,198		113	0.2%

Orders	$176,170		$158,630		$17,540	11.1%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The sales decrease was the result of comparatively lower volumes in the Commercial, High School Park and Recreation, and International business units, partially offset by order fulfillments in the Live Events and Transportation business units. During the first quarter of fiscal 2024, the operating environment and supply chain stabilized, and we were able to capitalize on our capacity investments to fulfill the overbuilt backlog and return to more normalized lead times, which led to a record net sales level. These more normalized conditions have continued since and through the fiscal first quarter 2025. The amount of revenue recognized associated with performance obligations satisfied in prior years during the three months ended July 27, 2024 and July 29, 2023 was immaterial.
Order volume growth was driven by rebounding demand in the On-Premise, Spectacular and Out‐of‐Home markets in our Commercial business unit, and solid growth in the High School Parks and Recreation and Transportation business units. These higher orders offset an order decrease in the Live Events and International business units. Variability in orders comparatively is natural in these large project business areas.
Gross profit percentage decrease is partially attributable to the comparative period gross profit was generated in a unique period of record sales levels over the fixed manufacturing cost structure. Total warranty costs as a percent of sales the first quarter of fiscal 2025 remained similar compared to the same period one year ago of 2.1 percent.
Selling expenses increased because of personnel related wages and benefits expense, investments in staffing to support future growth; travel and entertainment; and marketing, conventions and advertising.
General and administrative increased because of personnel related wages and benefits for increased staffing levels, increased professional fees, and increased expenses for technology resources for our digital transformation strategies.
Product design and development increased primarily due to personnel-related expenses and for increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including microLED products and new control capabilities.
Interest (expense) income, net decrease was the result of higher cash levels invested in interest-bearing investment accounts offsetting interest expense on similar debt levels.
Change in fair value of Convertible Note results from accounting for the convertible note (the "Convertible Note") we issued to Alta Fox Opportunities Fund, LP during fiscal 2024, under the fair value option. The fair value change was primarily caused by the increase in value of the embedded features of the Convertible Note, as our stock price has increased since April 27, 2024.
Other expense and debt issuance costs write-off, net: During fiscal 2024, we expensed $3.4 million of debt issuance costs related to the Convertible Note issuance.
Income tax expense: Our effective tax rate for the first quarter of fiscal 2025 was skewed due to the impact of the fair value adjustment to the Convertible Note in proportion to the period's small pre-tax income. The effective tax rate was 31.7 percent for the first quarter of fiscal 2024. Both periods' income before taxes included the impacts of the change in the Convertible Note fair value adjustment. These changes are not deductible or taxable, which impacts the effective tax rate.
Reportable Segment Performance Summary
The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the three months ended July 27, 2024 and July 29, 2023:

	Three Months Ended July 27, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$34,199		$108,608		$48,006		$22,490		$12,785		$226,088
Cost of sales	26,604	77.8%	82,580	76.0%	30,690	63.9%	14,741	65.5%	11,775	92.1%	166,390	73.6%
Gross profit	7,595	22.2	26,028	24.0	17,316	36.1	7,749	34.5	1,010	7.9	59,698	26.4
Selling	4,384	12.8	2,888	2.7	4,086	8.5	1,399	6.2	2,879	22.5	15,636	6.9
Contribution margin	3,211	9.4	23,140	21.3	13,230	27.6	6,350	28.2	(1,869)	(14.6)	44,062	19.5
General and administrative	—	—	—	—	—	—	—	—	—	—	11,723	5.2
Product design and development	—	—	—	—	—	—	—	—	—	—	9,623	4.3
Operating income (loss)	$3,211	9.4%	$23,140	21.3%	$13,230	27.6%	$6,350	28.2%	$(1,869)	(14.6)%	$22,716	10.0%

Orders	$42,122		$50,899		$46,447		$22,759		$13,943		$176,170

	Three Months Ended July 29, 2023
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$46,883		$91,999		$56,234		$21,369		$16,046		$232,531
Cost of sales	34,114	72.8%	64,059	69.6%	35,409	63.0%	14,280	66.8%	13,522	84.3%	161,384	69.4%
Gross profit	12,769	27.2	27,940	30.4	20,825	37.0	7,089	33.2	2,524	15.7	71,147	30.6
Selling	4,048	8.6	2,525	2.7	3,362	6.0	899	4.2	2,095	13.1	12,929	5.6
Contribution margin	8,721	18.6	25,415	27.6	17,463	31.1	6,190	29.0	429	2.7	58,218	25.0
General and administrative	—	—	—	—	—	—	—	—	—	—	9,599	4.1
Product design and development	—	—	—	—	—	—	—	—	—	—	8,403	3.6
Operating income (loss)	$8,721	18.6%	$25,415	27.6%	$17,463	31.1%	$6,190	29.0%	$429	2.7%	$40,216	17.3%

Orders	$32,434		$52,203		$35,739		$18,985		$19,269		$158,630

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(12,684)	(27.1)%	$16,609	18.1%	$(8,228)	(14.6)%	$1,121	5.2%	$(3,261)	(20.3)%	$(6,443)	(2.8)%
Cost of sales	(7,510)	(22.0)	18,521	28.9	(4,719)	(13.3)	461	3.2	(1,747)	(12.9)	5,006	3.1
Gross profit	(5,174)	(40.5)	(1,912)	(6.8)	(3,509)	(16.8)	660	9.3	(1,514)	(60.0)	(11,449)	(16.1)
Selling	336	8.3	363	14.4	724	21.5	500	55.6	784	37.4	2,707	20.9
Contribution	(5,510)	(63.2)	(2,275)	(9.0)	(4,233)	(24.2)	160	2.6	(2,298)	(535.7)	(14,156)	(24.3)
General and administrative	—	—	—	—	—	—	—	—	—	—	2,124	22.1
Product design and development	—	—	—	—	—	—	—	—	—	—	1,220	14.5
Operating income (loss)	$(5,510)	(63.2)%	$(2,275)	(9.0)%	$(4,233)	(24.2)%	$160	2.6%	$(2,298)	(535.7)%	$(17,500)	(43.5)%

Orders	$9,688	29.9%	$(1,304)	(2.5)%	$10,708	30.0%	$3,774	19.9%	$(5,326)	(27.6)%	$17,540	11.1%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
In the first quarter, both sales and gross profit levels declined comparatively because of the change in operating environments over the two periods. During the first quarter of fiscal 2024, there were fewer supply chain and operational disruptions paired with our investments to increase capacity allowed for improved operational efficiency and fulfillment of the built-up backlog. We returned to delivering at normalized lead times resulting in record sales and gross profit levels for the first quarter of fiscal 2024. These more normalized conditions have continued since and through the fiscal first quarter of 2025.
Commercial: On-Premise digital signage sales were similar to last year, however, we fulfilled fewer larger sized Spectacular LED video display projects and digital billboards, causing a decline in sales. There were fewer large sized projects in the market as compared to prior years. Gross profit as a percentage of sales declined because of the factors noted above. Selling expenses remained relatively flat in dollars; however, increased as percent of sales primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings remained strong in On-Premise digital signage. Digital billboard order bookings increased as a result in our marketing efforts to independent billboard operators.
Live Events: The increase in net sales was driven by fulfilling order backlog for upgrades in sports-related facilities, primarily in colleges and universities. Gross profit as a percentage of sales decline is partially attributable to the comparative period gross profit was generated in a unique period of record sales levels over the fixed manufacturing cost structure. Selling expenses remained relatively flat as a percent of sales and increased in dollar amounts primarily because of increases in personnel related wages and benefits. Order bookings remained relatively flat.
High School Park and Recreation: During fiscal 2024, we returned to normalized lead times which led to higher sales in that period as compared to fiscal 2025's more normalized levels. Gross profit as a percentage of sales declined because of the factors noted above. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increased as a result of the trends for schools to use video solutions which are larger dollar-sized transactions than traditional scoreboard projects.
Transportation: The increase in net sales was driven by fulfilling orders in backlog and continued order bookings, especially in large intelligent transportation system projects. Gross profit as a percentage of sales increased as a result of a change in product mix. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of large project booking timing. During the first quarter of fiscal 2025, we booked a large transit agency project.
International: The decrease in net sales was driven by lower backlog and lower orders. Global geopolitical events and related macroeconomic trends have driven down the amount of market activity for digital display systems and large-sized projects causing the decrease in orders. Gross margin decreased primarily because of underutilized factory capacity. Even with efforts to decrease selling and other operational costs, our International business unit operated at a negative $1.9 million contribution margin. Order bookings vary because of large project booking timing and have been impacted by general economic conditions.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	July 27, 2024	July 29, 2023	Dollar Change
Net cash provided by (used in):
Operating activities	$19,481	$19,250	$231
Investing activities	(5,969)	(5,706)	(263)
Financing activities	2,062	16,356	(14,294)
Effect of exchange rate changes on cash	(64)	(240)	176
Net increase in cash, cash equivalents and restricted cash	$15,510	$29,660	$(14,150)
Net cash provided by operating activities: The generation of $19.5 million of cash provided by operating activities was the result of positive operating income offset by the use of cash for the net growth in operating assets and liabilities. During the quarter, cash was consumed as accounts receivable grew related to seasonally higher demand, the payment of income taxes, and payments of fiscal 2024's profit sharing and variable compensation earned. These cash uses were offset by our continued focus on lowering inventory levels through purchasing management and enhancing parts planning and by managing supplier payment terms through accounts payable.

The changes in net operating assets and liabilities consisted of the following:

	Three Months Ended
	July 27, 2024	July 29, 2023
(Increase) decrease:
Accounts receivable	$(15,076)	$(15,437)
Long-term receivables	316	369
Inventories	3,153	4,419
Contract assets	1,709	(3,693)
Prepaid expenses and other current assets	(37)	(179)
Income tax receivables	339	322
Investment in affiliates and other assets	(1)	23
Increase (decrease):
Accounts payable	5,336	(5,958)
Contract liabilities	7,304	(881)
Accrued expenses	(2,174)	(554)
Warranty obligations	(132)	1,415
Long-term warranty obligations	1,079	612
Income taxes payable	(4,267)	2,786
Long-term marketing obligations and other payables	(1,314)	(119)
	$(3,765)	$(16,875)
Net cash used in investing activities: During the first quarter of fiscal 2025 and fiscal 2024, purchase of property and equipment totaled $5.1 million and $4.5 million, respectively, and investments in affiliates were $0.9 million and $1.2 million, respectively.
Net cash provided by financing activities: During the fiscal 2025 first quarter, financing cash included the $3.1 million received for the exercise of stock options, partially offset by payments on notes payable. Fiscal 2024 first quarter cash inflow resulted from closing on the $25.0 million Convertible Note financing and the $15.0 million mortgage financing to add liquidity to the Company. These inflows were offset by the payoff of our previous credit line of $17.8 million, expending $5.8 million of debt issuance costs, and principal payments made on the mortgage loan described below.
Debt and cash
We maintain a $60.0 million asset-based revolving credit facility ("ABL") with a maturity date of May 11, 2026 subject to customary covenants and conditions. As of July 27, 2024, we had no borrowings against the ABL and $5.3 million used to secure letters of credit outstanding. We also have a loan of $13.5 million secured by a first priority mortgage lien on our Brookings, South Dakota real estate and $25.0 million evidenced by the Convertible Note secured by a second priority lien on the assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.
As of July 27, 2024, we had $96.8 million in cash and cash equivalents and $38.6 million in borrowing capacity under our ABL. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $230.5 million and $209.7 million as of July 27, 2024 and April 27, 2024, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, and contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $12.3 million of retainage on long-term contracts included in receivables and contract assets as of July 27, 2024 which we expect to collect within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain a reasonable liquidity and leverage ratio that reflects a prudent and compliant capital structure in light of the cyclically of business, reduce debt, and then, as allowed under any restrictive debt covenants, return excess cash over time to shareholders through dividends and share repurchases.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting to spend between $8 and $10 million for these transformation efforts and our total capital expenditures to be approximately $27 million for fiscal 2025. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
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
We are sometimes required to obtain performance bonds for display installations, and we have an aggregate of $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of July 27, 2024, we had $15.7 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
There have been no material changes in our contractual obligations since the end of fiscal 2024. See our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
New Accounting Pronouncements
For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
There have been no other material changes in our exposure to these risks during the first three months of fiscal 2025.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of July 27, 2024, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 27, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer believe the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 27, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended July 27, 2024, we did not repurchase any shares of our common stock.

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

10.1	Daktronics, Inc. 2020 Stock Incentive Plan ("2020 Plan") (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*
10.2	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).*
10.3	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).*
10.4	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).*
10.5	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).*
10.6	Cooperation Agreement dated July 23, 2022 by and between the Company and Prairieland Holdco, LLC (Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
10.7
Standstill and Voting Agreement dated as of March 19, 2023 by and among Daktronics, Inc., Alta Fox Management, LLC and Connor Haley (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 20, 2023).

10.8
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

10.9
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.10
Securities Purchase Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.11
Senior Secured Convertible Note dated as of May 11, 2023 issued by Daktronics, Inc. to Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.12
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.13
Registration Rights Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.14
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

Date: September 4, 2024