Form 10-Q
period 2024-10-26
DAKTRONICS INC /SD/
filed 2024-12-04
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 25, 2024 was 46,986,282.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended October 26, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	October 26, 2024	April 27, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,352	$81,299
Restricted cash	—	379
Accounts receivable, net	111,307	117,186
Inventories	121,582	138,008
Contract assets	44,955	55,800
Current maturities of long-term receivables	1,272	298
Prepaid expenses and other current assets	9,180	8,531
Income tax receivables	144	448
Total current assets	422,792	401,949

Property and equipment, net	73,815	71,752
Long-term receivables, less current maturities	2,537	562
Goodwill	3,194	3,226
Intangibles, net	696	840
Debt issuance costs, net	1,910	2,530
Investment in affiliates and other assets	21,084	21,163
Deferred income taxes	25,858	25,862
TOTAL ASSETS	$551,886	$527,884

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	October 26, 2024	April 27, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	57,463	60,757
Contract liabilities	62,458	65,524
Accrued expenses	42,811	43,028
Warranty obligations	15,334	16,540
Income taxes payable	531	4,947
Total current liabilities	180,097	192,296

Long-term warranty obligations	23,054	21,388
Long-term contract liabilities	18,330	16,342
Other long-term obligations	5,446	5,759
Long-term debt, net	63,887	53,164
Deferred income taxes	142	143
Total long-term liabilities	110,859	96,796

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000 shares; 48,810 and 48,121 shares issued as of October 26, 2024 and April 27, 2024, respectively	70,282	65,525
Additional paid-in capital	52,505	52,046
Retained earnings	154,491	138,031
Treasury Stock, at cost, 1,907 shares as of October 26, 2024 and April 27, 2024, respectively	(10,285)	(10,285)
Accumulated other comprehensive loss	(6,063)	(6,525)
TOTAL SHAREHOLDERS' EQUITY	260,930	238,792
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$551,886	$527,884

See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net sales	$208,331	$199,369	$434,419	$431,900
Cost of sales	152,468	145,170	318,858	306,554
Gross profit	55,863	54,199	115,561	125,346

Operating expenses:
Selling	14,704	14,653	30,340	27,582
General and administrative	15,550	10,889	27,273	20,488
Product design and development	9,839	9,221	19,462	17,624
	40,093	34,763	77,075	65,694
Operating income	15,770	19,436	38,486	59,652

Nonoperating (expense) income:
Interest (expense) income, net	273	(1,326)	202	(2,207)
Change in fair value of convertible note	10,304	(10,650)	(11,286)	(17,910)
Other expense and debt issuance costs write-off, net	(1,164)	(1,303)	(1,999)	(5,282)

Income before income taxes	25,183	6,157	25,403	34,253
Income tax expense	3,777	3,992	8,943	12,892
Net income	$21,406	$2,165	$16,460	$21,361

Weighted average shares outstanding:
Basic	46,796	46,030	46,576	45,838
Diluted	51,715	46,705	47,507	46,454

Earnings per share:
Basic	$0.46	$0.05	$0.35	$0.47
Diluted	$0.22	$0.05	$0.35	$0.46
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023

Net income	$21,406	$2,165	$16,460	$21,361

Other comprehensive income (loss):
Cumulative translation adjustments	314	(1,190)	442	(1,442)
Unrealized gain on available-for-sale securities, net of tax	20	9	20	16
Total other comprehensive income (loss), net of tax	334	(1,181)	462	(1,426)
Comprehensive income	$21,740	$984	$16,922	$19,935
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2024	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792
Net loss	—	—	—	(4,946)	—	—	—	(4,946)
Cumulative translation adjustments	—	—	—	—	—	—	128	128
Share-based compensation	—	—	520	—	—	—	—	520
Exercise of stock options	331	3,148	—	—	—	—	—	3,148
Employee savings plan activity	71	569	—	—	—	—	—	569
Balance as of July 27, 2024	48,523	$69,242	$52,566	$133,085	(1,907)	$(10,285)	$(6,397)	$238,211
Net income	—	—	—	21,406	—	—	—	21,406
Cumulative translation adjustments	—	—	—	—	—	—	314	314
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	20	20
Share-based compensation	—	—	530	—	—	—	—	530
Common stock issued upon vesting of Restricted Stock Units	141	—	—	—	—	—	—	—
Exercise of stock options	183	1,040	—	—	—	—	—	1,040
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(591)	—	—	—	—	(591)
Balance as of October 26, 2024	48,810	$70,282	$52,505	$154,491	(1,907)	$(10,285)	$(6,063)	$260,930
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	47,396	$63,023	$50,259	$103,410	(1,907)	$(10,285)	$(5,529)	$200,878
Net income	—	—	—	19,196	—	—	—	19,196
Cumulative translation adjustments	—	—	—	—	—	—	(252)	(252)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	7	7
Share-based compensation	—	—	557	—	—	—	—	557
Exercise of stock options	11	46	—	—	—	—	—	46
Employee savings plan activity	211	615	—	—	—	—	—	615
Balance as of July 29, 2023	47,618	$63,684	$50,816	$122,606	(1,907)	$(10,285)	$(5,774)	$221,047
Net income	—	—	—	2,165	—	—	—	2,165
Cumulative translation adjustments	—	—	—	—	—	—	(1,190)	(1,190)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	9	9
Share-based compensation	—	—	534	—	—	—	—	534
Exercise of stock options	161	959	—	—	—	—	—	959
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(303)	—	—	—	—	(303)
Common stock issued upon vesting of Restricted Stock Units	188	—	—	—	—	—	—	—
Balance as of October 28, 2023	47,930	$64,643	$51,047	$124,771	(1,907)	$(10,285)	$(6,955)	$223,221
See notes to condensed consolidated financial statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 26, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,460	$21,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,794	9,494
(Gain) loss on sale of property, equipment and other assets	(40)	101
Share-based compensation	1,050	1,091
Equity in loss of affiliates	1,832	1,461
(Recoveries of) provision for doubtful accounts, net	(152)	240
Deferred income taxes, net	13	20
Non-cash impairment charges	—	654
Change in fair value of convertible note	11,286	17,910
Debt issuance costs write-off	—	3,353
Change in operating assets and liabilities	22,577	(11,374)
Net cash provided by operating activities	62,820	44,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,466)	(9,226)
Proceeds from sales of property, equipment and other assets	124	52
Purchases of equity and loans to equity investees	(2,041)	(2,899)
Net cash used in investing activities	(12,383)	(12,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	40,000
Payments on notes payable	(1,358)	(18,125)
Principal payments on long-term obligations	(206)	(204)
Debt issuance costs	—	(6,454)
Proceeds from exercise of stock options	4,188	1,005
Tax payments related to RSU issuances	(591)	(303)
Net cash provided by financing activities	2,033	15,919

EFFECT OF EXCHANGE RATE CHANGES ON CASH	204	139
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52,674	48,296

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	81,678	24,690
End of period	$134,352	$72,986

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,770	$1,027
Income taxes, net of refunds	12,910	11,874

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	2,343	1,443
Contributions of common stock under the ESPP	569	614
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 26, 2024 and October 28, 2023 contained operating results for 26 weeks.
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

	October 26, 2024	October 28, 2023	April 27, 2024
Cash and cash equivalents	$134,352	$64,740	$81,299
Restricted cash	—	8,246	379
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$134,352	$72,986	$81,678
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $134,352 in cash and cash equivalent balances as of October 26, 2024, $123,981 were denominated in United States dollars, of which $5,947 were held by our foreign subsidiaries. As of October 26, 2024, we had an additional $10,371 in cash balances denominated in foreign currencies, of which $9,495 were maintained in accounts of our foreign subsidiaries.

Recent Accounting Pronouncements
Accounting Standards Adopted
There are no significant Accounting Standard Updates ("ASU") issued that were adopted in the six months ended October 26, 2024.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted and can be applied either prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our expense disaggregation disclosures.
Note 2. Investments in Affiliates
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements, and material intercompany transactions. We evaluated the nature of our investment in affiliates of XdisplayTM ("XDC"), which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa), which is developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent and in XDC was 16.4 percent as of October 26, 2024. The aggregate amount of our investments accounted for under the equity method was $257 and $1,813 as of October 26, 2024 and April 27, 2024, respectively.
We determined both entities are variable interest entities, and based on management's analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met. Therefore, as Daktronics does not have control, but is able to exercise significant influence, the investments in Miortech and XDC are accounted for under the equity method. Our proportional share of the respective affiliates' losses is included in the "Other expense and debt issuance costs write-off, net" line item in our Condensed Consolidated Statements of Operations. For the three and six months ended October 26, 2024, our share of the losses of our affiliates was $901 and $1,832 as compared to $771 and $1,461 for the three and six months ended October 28, 2023.
We review our investments in affiliates for impairment indicators. There were no impairments recorded during the three and six months ended October 26, 2024 compared to an impairments of $212 and $654 during the three and six months ended October 28, 2023.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the six months ended October 26, 2024 and October 28, 2023 was $497 and $123, respectively, which is included in the "Product design and development" line item in our condensed consolidated statements of operations. A portion of our activities remain unpaid those amounts were $134 and $14 for the six months ended

October 26, 2024 and October 28, 2023, respectively, which is included in the "Accounts payable" line item in our condensed consolidated balance sheets.
We also have advanced our affiliates funds under convertible and promissory notes (collectively, the "Affiliate Notes"). We advanced $2,049 in the six months ended October 26, 2024 and $5,050 in fiscal year 2024 under the Affiliate Notes. The total outstanding amount of the Affiliate Notes was $16,396 and $14,241 as of October 26, 2024 and April 27, 2024, respectively. The balances of the Affiliate Notes are included in the "Investments in affiliates and other assets" line item in our condensed consolidated balance sheets. We evaluate the Affiliate Notes for impairment and credit losses. As of October 26, 2024 and April 27, 2024, no provision for losses was recorded, as management's analysis concluded the Affiliate Notes were collectable or realizable based on the rights of these instruments and related valuation of each affiliate.
The Affiliate Notes balance combined with the investment in affiliates balance totaled $16,653 and $16,054 as of October 26, 2024 and April 27, 2024, respectively.
Note 3. Earnings Per Share ("EPS")
We follow the provisions of Accounting Standards Codification 260, Earnings Per Share ("ASC 260"), where basic earnings per share ("EPS") is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock which share in our earnings.
The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and six months ended October 26, 2024 and October 28, 2023:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Earnings per share - basic
Net income	$21,406	$2,165	$16,460	$21,361
Weighted average shares outstanding	46,796	46,030	46,576	45,838
Basic earnings per share	$0.46	$0.05	$0.35	$0.47

Earnings per share - diluted
Net income	$21,406	$2,165	$16,460	$21,361
Change in fair value of convertible note	(10,304)	—	—	—
Interest expense on convertible note, net of tax	418	—	—	—
Diluted net income	$11,520	$2,165	$16,460	$21,361

Weighted average common shares outstanding	46,796	46,030	46,576	45,838
Dilution associated with stock compensation plans	882	675	931	616
Dilution associated with convertible note	4,037	—	—	—
Weighted average common shares outstanding, assuming dilution	51,715	46,705	47,507	46,454
Diluted earnings per share	$0.22	$0.05	$0.35	$0.46
Options outstanding to purchase 51 and 521 shares of common stock with a weighted average exercise price of $10.44 and $10.76 for the three months ended October 26, 2024 and October 28, 2023, respectively, were not included in the computation of diluted EPS because the effects would be anti-dilutive.
Options outstanding to purchase 114 shares of common stock with a weighted average exercise price of $12.10 for the six months ended October 26, 2024 and 1,039 shares of common stock with a weighted average exercise price of $9.53 for the six months ended October 28, 2023 were excluded from the computation of diluted EPS because the effects would be anti-dilutive.

During the three months ended October 26, 2024, 4,037 potential shares of common stock issuable upon conversion of the secured convertible note in the original principal payment of $25,000 due on May 11, 2027 issued by the Company to Alta Fox Opportunities Fund, LP (the "Convertible Note"), were included in the computation of diluted EPS. For the six months ended October 26, 2024, 4,037 potential common shares issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as the effect would be anti-dilutive.
During the three and six months ended October 28, 2023, 4,051 and 3,806, respectively, potential shares of common stock issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as the effect would be anti-dilutive.
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
The following table presents our disaggregation of revenue by segments:

	Three Months Ended October 26, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,506	$57,289	$8,284	$13,046	$4,392	$92,517
Limited configuration	27,838	11,640	36,246	6,924	11,455	94,103
Service and other	6,095	8,278	3,541	1,508	2,289	21,711
	$43,439	$77,207	$48,071	$21,478	$18,136	$208,331
Timing of revenue recognition
Goods/services transferred at a point in time	$30,728	$15,167	$36,523	$7,820	$12,919	$103,157
Goods/services transferred over time	12,711	62,040	11,548	13,658	5,217	105,174
	$43,439	$77,207	$48,071	$21,478	$18,136	$208,331

	Six Months Ended October 26, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$11,768	$151,607	$18,918	$27,582	$7,006	$216,881
Limited configuration	54,138	19,934	71,394	13,533	19,527	178,526
Service and other	11,732	14,274	5,765	2,853	4,388	39,012
	$77,638	$185,815	$96,077	$43,968	$30,921	$434,419
Timing of revenue recognition
Goods/services transferred at a point in time	$60,241	$25,917	$71,902	$15,381	$22,060	$195,501
Goods/services transferred over time	17,397	159,898	24,175	28,587	8,861	238,918
	$77,638	$185,815	$96,077	$43,968	$30,921	$434,419

	Three Months Ended October 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,511	$47,496	$11,539	$11,047	$9,993	$89,586
Limited configuration	28,752	13,771	36,277	8,469	7,302	94,571
Service and other	4,190	6,943	1,126	727	2,226	15,212
	$42,453	$68,210	$48,942	$20,243	$19,521	$199,369
Timing of revenue recognition
Goods/services transferred at a point in time	$29,379	$15,390	$34,722	$8,592	$7,919	$96,002
Goods/services transferred over time	13,074	52,820	14,220	11,651	11,602	103,367
	$42,453	$68,210	$48,942	$20,243	$19,521	$199,369

	Six Months Ended October 28, 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$22,429	$124,043	$26,658	$23,631	$18,783	$215,544
Limited configuration	58,665	23,732	76,614	16,536	12,541	188,088
Service and other	8,242	12,434	1,904	1,445	4,243	28,268
	$89,336	$160,209	$105,176	$41,612	$35,567	$431,900
Timing of revenue recognition
Goods/services transferred at a point in time	$60,397	$26,167	$73,803	$16,859	$13,762	$190,988
Goods/services transferred over time	28,939	134,042	31,373	24,753	21,805	240,912
	$89,336	$160,209	$105,176	$41,612	$35,567	$431,900
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
The following table reflects the changes in our contract assets and liabilities:

	October 26, 2024	April 27, 2024	Dollar Change	Percent Change
Contract assets	$44,955	$55,800	$(10,845)	(19.4)%
Contract liabilities - current	62,458	65,524	(3,066)	(4.7)
Contract liabilities - noncurrent	18,330	16,342	1,988	12.2
The changes in our contract assets and contract liabilities from April 27, 2024 to October 26, 2024 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for the six months ended October 26, 2024.
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

October 26, 2024
Balance as of April 27, 2024	$32,159
New contracts sold	26,007
Less: reductions for revenue recognized	(21,737)
Foreign currency translation and other	(142)
Balance as of October 26, 2024	$36,287
Contracts in progress identified as loss contracts as of October 26, 2024 and April 27, 2024 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our condensed consolidated balance sheets.
During the six months ended October 26, 2024, we recognized revenue of $52,024 related to our contract liabilities as of April 27, 2024.
Remaining performance obligations
As of October 26, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $301,525. Remaining performance obligations related to product and service agreements as of October 26, 2024 were $235,982 and $65,543, respectively. We expect approximately $240,423 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the six months ended October 26, 2024 and October 28, 2023 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net sales:
Commercial	$43,439	$42,453	$77,638	$89,336
Live Events	77,207	68,210	185,815	160,209
High School Park and Recreation	48,071	48,942	96,077	105,176
Transportation	21,478	20,243	43,968	41,612
International	18,136	19,521	30,921	35,567
	208,331	199,369	434,419	431,900

Gross profit:
Commercial	11,138	7,231	18,733	20,000
Live Events	14,970	19,234	40,998	47,174
High School Park and Recreation	17,804	16,420	35,120	37,245
Transportation	8,672	6,780	16,421	13,869
International	3,279	4,534	4,289	7,058
	55,863	54,199	115,561	125,346

Operating expenses:
Selling	14,704	14,653	30,340	27,582
General and administrative	15,550	10,889	27,273	20,488
Product design and development	9,839	9,221	19,462	17,624
	40,093	34,763	77,075	65,694
Operating income	15,770	19,436	38,486	59,652

Nonoperating (expense) income:
Interest (expense) income, net	273	(1,326)	202	(2,207)
Change in fair value of convertible note	10,304	(10,650)	(11,286)	(17,910)
Other expense and debt issuance costs write-off, net	(1,164)	(1,303)	(1,999)	(5,282)
Income before income taxes	$25,183	$6,157	$25,403	$34,253

Depreciation and amortization:
Commercial	$1,075	$1,070	$2,157	$2,112
Live Events	1,412	1,604	2,841	3,217
High School Park and Recreation	533	474	1,066	936
Transportation	205	174	407	342
International	550	572	1,112	1,138
Unallocated corporate depreciation and amortization	1,126	931	2,211	1,749
	$4,901	$4,825	$9,794	$9,494

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net sales:
United States	$184,438	$178,144	$391,657	$392,737
Outside United States	23,893	21,225	42,762	39,163
	$208,331	$199,369	$434,419	$431,900

	October 26, 2024	April 27, 2024
Property and equipment, net of accumulated depreciation:
United States	$66,770	$64,332
Outside United States	7,045	7,420
	$73,815	$71,752
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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each segment with a goodwill balance for the six months ended October 26, 2024 were as follows:

	Commercial	Transportation	Total
Balance as of April 27, 2024	$3,188	$38	$3,226
Foreign currency translation	(25)	(7)	(32)
Balance as of October 26, 2024	$3,163	$31	$3,194
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
Accumulated impairments to goodwill as of October 26, 2024 and April 27, 2024 was $4,576.
Note 7. Financing Agreements

Long-term debt consists of the following:

	October 26, 2024	April 27, 2024
Mortgage	$13,125	$13,875
Convertible note	25,000	25,000
Long-term debt, gross	38,125	38,875
Debt issuance costs, net	(574)	(761)
Change in fair value of convertible note	27,836	16,550
Current portion	(1,500)	(1,500)
Long-term debt, net	$63,887	$53,164
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
Under the ABL, certain factors can impact our borrowing capacity. As of October 26, 2024, our borrowing capacity was $40,758, there were no borrowings outstanding, and there was $5,363 used to secure letters of credit outstanding. The interest rate on the ABL is set on a sliding scale based on the trailing 12-month fixed charge coverage and ranges from 2.5 to 3.5 percent over the standard overnight financing rate (SOFR).
The $15,000 Delayed Draw Loan was funded on July 7, 2023. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of October 26, 2024 for Delayed Draw Loan was 9.5 percent.
Convertible Note
On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by the secured Convertible Note due May 11, 2027. Alta Fox Opportunities Fund, LP, as the holder (the "Holder") of the Convertible Note, has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property.
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

Interest

Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an event of default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of October 26, 2024, as interest will be paid in cash.

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

The changes in fair value of the Convertible Note during the six months ended October 26, 2024 are as follows:

Liability Component
(in thousands)
Balance as of April 27, 2024	$41,550
Redemption of convertible promissory note	—
Fair value change recognized	11,286
Balance as of October 26, 2024	$52,836

The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 was computed using the binomial lattice model. Given the appreciation of the Company’s stock price since inception of the Convertible Note combined with our intent and expectation of settlement as soon as is feasible through exercise of its forced conversion right, we determined that the Monte Carlo simulation ("MCS") model was appropriately suited to determine the fair value of the Convertible Note as of October 26, 2024. Both models incorporate significant inputs that are not observable in the market and thus represents a Level 3 measurement.

We determined the fair value by using the following key assumptions in the MCS and binomial lattice model as of October 26, 2024 and April 27, 2024, respectively:

	October 26, 2024	April 27, 2024
Risk-Free Rate (Annual)	4.04%	4.78%
Yield	15.81%	16.28%
Volatility (Annual)	55.00%	40.00%
Dividend Yield (Annual)	—%	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of October 26, 2024, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs are expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the six months ended

October 28, 2023, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs, which is included in the "Other expense and debt issuance costs write-off, net" line item in our condensed consolidated statements of operations. During the six months ended October 26, 2024 and October 28, 2023, we amortized $807 and $744, respectively, of debt issuance costs. The remaining debt issuance costs of $2,484 are being amortized over the remaining two-year term of the Credit Facility.
Future Maturities
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2025	$750
2026	1,500
2027	10,875
2028	25,000
2029	—
Total debt	$38,125

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
Warranties: Changes in our warranty obligation for the six months ended October 26, 2024 consisted of the following:

October 26, 2024
Balance as of April 27, 2024	$37,928
Warranties issued during the period	7,779
Settlements made during the period	(7,451)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	132
Balance as of October 26, 2024	$38,388
Performance guarantees: We have entered into standby letters of credit, bank guarantees and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of October 26, 2024, we had outstanding letters of credit and surety bonds in the amount of $5,363 and $17,567, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of October 26, 2024, we were not aware of any material indemnification claims.
Note 9. Income Taxes
Our effective tax rates for the three and six months ended October 26, 2024, were 15.0 percent and 35.2 percent, respectively. Income before tax includes the impacts of the Convertible Note fair value adjustment, which is not deductible, in proportion to the period's increase in pre-tax income. The effective tax rate for the three and six months ended October 28, 2023 were 64.8 percent and 37.6 percent, respectively, and were driven by the increase in the fair value adjustment to expense.
We operate both domestically and internationally and, as of October 26, 2024, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of October 26, 2024, we had $492 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 26, 2024 and April 27, 2024 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of October 26, 2024
Cash and cash equivalents	$134,352	$—	$—	$134,352
Restricted cash	—	—	—	—
Convertible note	—	—	(52,836)	(52,836)
	$134,352	$—	$(52,836)	$81,516
Balance as of April 27, 2024
Cash and cash equivalents	$81,299	$—	$—	$81,299
Restricted cash	379	—	—	379
Convertible note	—	—	(41,550)	(41,550)
	$81,678	$—	$(41,550)	$40,128

We elected to value the Convertible Note at fair value in accordance with ASC 825-10-15-4(a) because of the embedded derivatives contained in the Convertible Note. The fair value of the Convertible Note as of April 27, 2024 was estimated using the binomial lattice model. The fair value of the Convertible Note as of October 26, 2024 was estimated using the MCS. Both models allow for the examination of the value to a holder and understanding the investment decision that would occur at each node.

The fair value of the Convertible Note entered into during the first quarter of fiscal 2024 was classified as Level 3 because certain inputs for the valuation were not readily determinable or observable.

For additional information, see our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 for the methods and assumptions used to estimate the fair value of each class of financial instrument. See "Note 7. Financing Agreements" for the methods and assumptions used to estimate the fair value.
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
During the six months ended October 26, 2024, we repurchased no shares of common stock. As of October 26, 2024, we had $29,355 of remaining capacity under our current share repurchase program.
Note 12. Related Party Transactions
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
Since May 11, 2023, the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest. In the first six months of fiscal 2025, we made interest payments of $1,125 under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement, and the Registration Rights Agreement dated as of May 11, 2023 by and between the Holder and the Company and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2024 is hereby incorporated by reference into this Report. In addition, the Company was a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”), who are affiliates of the Holder, which expired in accordance with its terms on September 5, 2024.
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
On June 7, 2023, the Company received from the Holder a written notice of a decrease in the “Percentage Cap” (as such term is defined in the Convertible Note) from 9.99 percent to 4.99 percent, and on October 21, 2024, the Company received from the Holder a written notice to further decrease the Percentage Cap to 3.00 percent, and on November 25, 2024, the Company received from the Holder a written notice to increase the Percentage Cap to 14.99 percent. Each decrease became effective immediately upon the Company’s receipt of such written notice and any increase becomes effective 61 days after receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Holder may own. In Amendment No. 3, the Holder and its affiliates identified in Amendment No. 3 owned 2,293 shares of common stock on June 9, 2023, representing 4.99 percent of the common stock of the Company, meaning the Holder and its affiliates the were no longer “related parties” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933. However, according to information provided by the Holder to the Company in November 2024, the Holder owns 1,923 shares of the Company’s common stock. With these shares, along with the 3,962 shares subject to the Convertible Note, the Holder beneficially owns 11.15 percent of the Company’s common stock. This percentage assumes all of the shares subject to the Convertible Note are outstanding and thus are added to the denominator in determining the percentage. Thus, the Holder is again subject to the Company’s policy and procedures with respect to related party transactions administered by the Audit Committee.
During the first six months of fiscal 2024, the Company and the South Dakota Board of Regents entered into a contract for a video display system for Dakota State University. The amount of the contract was $150. A member of the Company's Board of Directors is the President of Dakota State University.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.
Note 13. Subsequent Events

On November 11, 2024, the Company issued notice to the Holder to force the conversion of $7.0 million of the principal balance on December 3, 2024 of the Convertible Note at the conversion price of $6.31 per share into 1,109 common shares. We will issue the shares upon the Holder’s indicating the ability to take delivery of the shares under the maximum ownership provisions of the Convertible Note. In addition, on November 25, 2024, the Company received from the Holder a written notice to increase the Percentage Cap to 14.99 percent. This increase from the in-effect 3.00 percent maximum ownership takes effect 61 days after receipt of notice. See "Note 12. Related Party Transactions" and "Note 7. Financing Agreements" for further information of the Convertible Note.

Effective on November 19, 2024, the Board approved a Second Amendment to Rights Agreement, dated as of November 19, 2024 (the "Second Amendment "). The Second Amendment amends the Rights Agreements dated as of November 16, 2018 (the "Original Rights Agreement") between the Company and the Rights Agent, as amended by the First Amendment to Rights Agreement, dated as of November 19, 2021 (the "First Amendment," and collectively with the Original Right Agreement and the Second Amendment, the "Rights Agreement"). The Second Amendment extends the “Final Expiration Date” (as that term is defined in the Rights Agreement) of the rights (the “Rights”) from the close of business on November 19, 2024 to the close of business on November 19, 2025. The Second Amendment also changes the “Exercise Price” (as that term is defined in the Rights Agreement) to $40.00 per Right.The Second Amendment provides for the addition of the defined terms “Triggering Percentage,” which is defined to mean 15.00 percent, and “13G Triggering Percentage,” which is defined to mean 20.00 percent.

The terms of the Rights are more fully described in Item 1.01 of the Company's Current Report 8-K filed with the Securities and Exchange Commission on November 19, 2024, including the First Amendment filed as Exhibit 4.3 to such Current Report on Form 8-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, April 27, 2024, to and including October 26, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts and orders, fluctuations in margins, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 filed with the SEC, as well as other publicly available information about the Company.
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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (including the information presented therein under "Item 1A. Risk Factors" of Part I), as well as other publicly available information about our Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended October 26, 2024 and October 28, 2023 unless otherwise stated.
Non-GAAP Measures
Contribution margin is a non-GAAP measure we use and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, marketing related expenses (show rooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), the cost of customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses. In addition to gross profit, management uses contribution margin as another measure of assessing segment profitability and allocating selling resources to each segment. Management believes that contribution margin is useful to investors because it permits investors to view and evaluate our segment financial performance through the same lens as management.
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
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The six months ended October 26, 2024 and October 28, 2023 contained operating results for 26 weeks.
Known Trends and Uncertainties
During fiscal 2024, we converted pandemic related pent-up backlog into record levels of sales and gross profit. In fiscal 2025 and beyond, we are more dependent on the timing, size, and profitability profile of the orders we win to be able to generate sales and gross profit at similar levels. We are investing in capacity and resources to grow the business and penetrate markets. As a result, we currently expect that our order volume and operating expenses in fiscal 2025 will exceed that of fiscal 2024. While the expansion of use of digital display systems in the global market is expected, actual market increases are uncertain, and a number of factors can impact customers' timing to commit to a system. We carefully evaluate our capacity and resource levels; however, there can be periods during which sales and expenses can be misaligned and impact our profitability levels.
Global investments have been made in manufacturing capacity and the advancement in display and control technologies. A majority of digital displays are constructed using standard surface mount display technology. Chip on board technologies are advancing for narrow pixel pitch (NPP) applications. Micro-LED technologies (also referred to as NPP) are being used and advanced, especially for displays installed for short viewing distances. Advancements continue in technologies related to digital displays used in professional services, including the use of artificial intelligence and other software which improve content creation, user interfaces, digital display monitoring systems, and security. We rely on a complex supply chain for raw material and component imports and the global distribution of our products. Governmental regulation changes, including recent announcements from the new US presidential administration about increased and expansive import tariffs and other geopolitical reactions could impact our costs and change the competitive landscape. We continue to monitor the evolving plans. We are adopting our manufacturing, sourcing capabilities, and product development priorities for these evolving changes in market and technology trends.

Overall, we have a unique leadership position in our target markets, which are large, growing, and enjoy resilient demand driven by our customers’ desire to improve their audience experience in sports, commercial, and transportation environments. To capitalize on this position, we are focused on digital and business transformation, improving our cost structure, and further growing our markets. To accelerate these initiatives, we are projecting to spend between $8 and $10 million for transformation efforts in fiscal 2025. In addition, we formed a Business Transformation Office (BTO), which has undertaken a comprehensive review of the Company’s business, strategy and operations and is developing a set of strategic initiatives, enabled in part by the Company’s previously announced digital transformation, to provide even better outcomes for customers, deeper penetration of the Company's current and adjacent market verticals, above-market growth, and more efficient delivery, fulfillment, and service. The goal of these initiatives is to grow revenue faster than the Company’s addressable market, expand operating margins, and generate returns on capital in the mid-to-high-teens and consistently above the Company’s cost of capital.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our Company.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED OCTOBER 26, 2024 AND OCTOBER 28, 2023
Product Order Backlog
Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not metrics defined by generally accepted accounting principles in the United States of America ("GAAP"), and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.
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
Our product order backlog as of October 26, 2024 was $236.0 million as compared to $306.9 million as of October 28, 2023 and $316.9 million as of April 27, 2024. The decrease in backlog to more historical levels is a result of fulfilling orders at a greater pace as supply chain conditions have stabilized and production lead times have improved, we have been utilizing our increased capacity, and our order pace has returned to more normalized rates.
We expect to fulfill the backlog as of October 26, 2024 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from customer site conditions, which are outside our control.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended October 26, 2024 and October 28, 2023:

	October 26, 2024	% of Net sales (1)	October 28, 2023	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$208,331	100.0%	$199,369	100.0%	$8,962	4.5%
Cost of sales	152,468	73.2	145,170	72.8	7,298	5.0
Gross profit	55,863	26.8	54,199	27.2	1,664	3.1

Operating expenses:
Selling	14,704	7.1	14,653	7.3	51	0.3
General and administrative	15,550	7.5	10,889	5.5	4,661	42.8
Product design and development	9,839	4.7	9,221	4.6	618	6.7
Total operating expenses	40,093	19.2	34,763	17.4	5,330	15.3
Operating income	15,770	7.6	19,436	9.7	(3,666)	(18.9)

Nonoperating (expense) income:
Interest (expense) income, net	273	0.1	(1,326)	(0.7)	1,599	(120.6)
Change in fair value of convertible note	10,304	4.9	(10,650)	(5.3)	20,954	(196.8)
Other expense and debt issuance costs write-off, net	(1,164)	(0.6)	(1,303)	(0.7)	139	(10.7)
Income before income taxes	25,183	12.1	6,157	3.1	19,026	309.0
Income tax expense	3,777	1.8	3,992	2.0	(215)	(5.4)
Net income	$21,406	10.3%	$2,165	1.1%	$19,241	888.7%

Diluted earnings per share	$0.22		$0.05		$0.17	340.0%
Diluted weighted average shares outstanding	51,715		46,705		5,010	10.7%

Orders	$177,590		$183,693		$(6,103)	(3.3)%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The sales increase in the second quarter of fiscal 2025 compared to the same period in fiscal 2024 was the result of comparatively higher volumes in the Live Events and Transportation business units offset by lower sales levels in the International business unit. Sales in our Commercial and High School Park Recreation business units were relatively flat. This sales mix difference is the result of variability of orders described below and because during fiscal 2024, the operating environment and supply chain stabilized. We were able to capitalize on our capacity investments to fulfill the overbuilt backlog and return to more normalized lead times, especially in the High School Park and Recreation market. These more normalized conditions have continued since and through the fiscal second quarter of 2025. The amount of revenue recognized associated with performance obligations satisfied in prior years during the three months ended October 26, 2024 and October 28, 2023 was immaterial.
Order volume decline in the second quarter of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to an order decrease in the Live Events, Transportation, and International business units. Variability in orders comparatively is natural in these large project business areas and during the time of year for sports projects. These declines were offset by large project bookings in the Spectacular niche and increases in the Out-of-Home niche and High School Parks and Recreation business unit. Digital billboard orders increased as a result of marketing efforts to independent billboard operators and the timing of a bulk order from a national Out-of-Home advertising company. The increase in order bookings in the High School Parks and Recreation business unit is attributable to sales of more higher selling priced video products versus fixed digit scoreboards.
Gross profit as a percentage of net sales decreased slightly to 26.8 percent for the second quarter of fiscal 2025 as compared to 27.2 percent for the same period a year ago. Total warranty expense as a percentage of sales decreased to 1.7 percent for the second quarter of fiscal 2025 as compared to 2.2 percent for same period from a year ago.
Selling expenses in the second quarter of fiscal 2025 remained relatively flat compared to the same period last year.
General and administrative expenses increased in the second quarter of fiscal 2025 compared to the same period in fiscal 2024 because of higher personnel related wages and benefits for increased staffing levels, increased professional fees, and increased expenses for technology resources related to digital transformation strategies. In addition, during the second quarter of fiscal 2025, the Company incurred $3.3 million of consultant related expenses associated with the previously announced strategic and digital transformation initiatives.
Product design and development expenses increased in the second quarter of fiscal 2025 primarily due to personnel-related expenses and for increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including micro-LED products and new control capabilities.
Interest (expense) income, net expenses increased in the second quarter of fiscal 2025 primarily due to interest income earned on cash balances.
Change in fair value of Convertible Note results from accounting for the convertible note (the "Convertible Note") dated May 11, 2023 we issued to Alta Fox Opportunities Fund, LP during fiscal 2024 under the fair value option. The fair value change was primarily caused by the decrease in value of the embedded features of the Convertible Note, as our stock price has decreased since July 27, 2024.
Other expense and debt issuance costs write-off, net were relatively flat compared to the same period last year.
Income tax expense: For the three months ended October 26, 2024, our effective tax rate was 15.0 percent compared to an effective tax rate of 64.8 percent for the three months ended October 28, 2023. The lower tax rate is due to the reduction of the Convertible Note fair value adjustment to expense in proportion to the period's increase in pre-tax income, whereas the tax rate was higher in the prior period due to an increase in the fair value adjustment in proportion to the pre-tax income during the quarter.
Reportable Segment Performance Summary
The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the three months ended October 26, 2024 and October 28, 2023:

	Three Months Ended October 26, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$43,439		$77,207		$48,071		$21,478		$18,136		$208,331
Cost of sales	32,301	74.4%	62,237	80.6%	30,267	63.0%	12,806	59.6%	14,857	81.9%	152,468	73.2%
Gross profit	11,138	25.6	14,970	19.4	17,804	37.0	8,672	40.4	3,279	18.1	55,863	26.8
Selling	4,554	10.5	2,293	3.0	4,001	8.3	1,402	6.5	2,454	13.5	14,704	7.1
Contribution margin	6,584	15.2	12,677	16.4	13,803	28.7	7,270	33.8	825	4.5	41,159	19.8
General and administrative	—	—	—	—	—	—	—	—	—	—	15,550	7.5
Product design and development	—	—	—	—	—	—	—	—	—	—	9,839	4.7
Operating income	$6,584	15.2%	$12,677	16.4%	$13,803	28.7%	$7,270	33.8%	$825	4.5%	$15,770	7.6%

Orders	$44,548		$70,524		$35,838		$12,222		$14,458		$177,590

	Three Months Ended October 28, 2023
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$42,453		$68,210		$48,942		$20,243		$19,521		$199,369
Cost of sales	35,222	83.0%	48,976	71.8%	32,522	66.5%	13,463	66.5%	14,987	76.8%	145,170	72.8%
Gross profit	7,231	17.0	19,234	28.2	16,420	33.5	6,780	33.5	4,534	23.2	54,199	27.2
Selling	4,828	11.4	2,662	3.9	3,674	7.5	1,028	5.1	2,461	12.6	14,653	7.3
Contribution margin	2,403	5.7	16,572	24.3	12,746	26.0	5,752	28.4	2,073	10.6	39,546	19.8
General and administrative	—	—	—	—	—	—	—	—	—	—	10,889	5.5
Product design and development	—	—	—	—	—	—	—	—	—	—	9,221	4.6
Operating income	$2,403	5.7%	$16,572	24.3%	$12,746	26.0%	$5,752	28.4%	$2,073	10.6%	$19,436	9.7%

Orders	$34,209		$79,016		$32,800		$21,500		$16,168		$183,693

	Three Months Ended Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$986	2.3%	$8,997	13.2%	$(871)	(1.8)%	$1,235	6.1%	$(1,385)	(7.1)%	$8,962	4.5%
Cost of sales	(2,921)	(8.3)	13,261	27.1	(2,255)	(6.9)	(657)	(4.9)	(130)	(0.9)	7,298	5.0
Gross profit	3,907	54.0	(4,264)	(22.2)	1,384	8.4	1,892	27.9	(1,255)	(27.7)	1,664	3.1
Selling	(274)	(5.7)	(369)	(13.9)	327	8.9	374	36.4	(7)	(0.3)	51	0.3
Contribution	4,181	174.0	(3,895)	(23.5)	1,057	8.3	1,518	26.4	(1,248)	(60.2)	1,613	4.1
General and administrative	—	—	—	—	—	—	—	—	—	—	4,661	42.8
Product design and development	—	—	—	—	—	—	—	—	—	—	618	6.7
Operating income	$4,181	174.0%	$(3,895)	(23.5)%	$1,057	8.3%	$1,518	26.4%	$(1,248)	(60.2)%	$(3,666)	(18.9)%

Orders	$10,339	30.2%	$(8,492)	(10.7)%	$3,038	9.3%	$(9,278)	(43.2)%	$(1,710)	(10.6)%	$(6,103)	(3.3)%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
In the second quarter of fiscal 2025, sales increased and gross profit percentage declined slightly due to the following:
Commercial: Sales were relatively flat during second quarter of fiscal 2025 compared to the same period one year ago. The slight increase was driven by fulfilling orders in our digital billboards niche. Spectacular LED video display projects and

On-Premise digital signage sales were similar to last year. Gross profit as a percentage of sales increased due to a shift in mix to products with higher margins. Selling expenses remained relatively flat in dollars but decreased as percent of sales primarily because of leveraging flat selling capacity over increased revenue. The increase in order bookings in our Spectacular niche was attributable to LED video display project orders with governmental and multi-use commercial and retail facilities during the second quarter of fiscal 2025. Digital billboard order bookings during the quarter increased as a result of marketing efforts to independent billboard operators and the timing of a bulk order from a national Out-of-Home advertising company.
Live Events: The increase in net sales in the second quarter of fiscal 2025 was driven by fulfilling order backlog for upgrades in sports-related facilities, primarily in colleges and universities. The decline in gross profit as a percentage of sales in the quarter is partially attributable to sales mix differences between periods. Selling expenses decreased as a percent of sales and decreased in dollar amounts primarily because of a reduction in bad debt expense. Order bookings vary because of large project booking timing.
High School Park and Recreation: Sales were relatively flat during second quarter of fiscal 2025 compared to the same period one year ago. Gross profit as a percentage of sales increased due to the market shift to more video projects, in addition to a more cost-effective video offering. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increase is attributable to more sales of video scoreboards versus fixed digit scoreboards.
Transportation: Sales were relatively flat during the second quarter of fiscal 2025 compared to the same period one year ago. Gross profit as a percentage of sales increased as a result of a change in product mix and the recognition of a $1.0 million project related insurance reimbursement. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of the timing of large project bookings which have inherent volatility.
International: The decrease in net sales in the second quarter of fiscal 2025 was driven by lower backlog and lower orders. Global geopolitical events and related macroeconomic trends have driven down the amount of market activity for digital display systems and large-sized projects, causing the decrease in orders. Gross margin decreased primarily because of underutilized factory capacity. Order bookings vary because of large project booking timing and have been impacted by general economic conditions.
RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED OCTOBER 26, 2024 AND OCTOBER 28, 2023
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the six months ended October 26, 2024 and October 28, 2023:

	October 26, 2024	% of Net sales (1)	October 28, 2023	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$434,419	100.0%	$431,900	100.0%	$2,519	0.6%
Cost of sales	318,858	153.1	306,554	153.8	12,304	4.0
Gross profit	115,561	55.5	125,346	62.9	(9,785)	(7.8)

Operating expenses:
Selling	30,340	14.6	27,582	13.8	2,758	10.0
General and administrative	27,273	13.1	20,488	10.3	6,785	33.1
Product design and development	19,462	9.3	17,624	8.8	1,838	10.4
Total operating expenses	77,075	17.7	65,694	15.2	11,381	17.3
Operating income	38,486	18.5	59,652	29.9	(21,166)	(35.5)

Nonoperating (expense) income:
Interest (expense) income, net	202	0.1	(2,207)	(1.1)	2,409	(109.2)
Change in fair value of convertible note	(11,286)	(5.4)	(17,910)	(9.0)	6,624	(37.0)
Other expense and debt issuance costs write-off, net	(1,999)	(1.0)	(5,282)	(2.6)	3,283	(62.2)
Income before income taxes	25,403	12.2	34,253	17.2	(8,850)	(25.8)
Income tax expense	8,943	4.3	12,892	6.5	(3,949)	(30.6)
Net income	$16,460	7.9%	$21,361	10.7%	$(4,901)	(22.9)%

Diluted earnings per share	$0.35		$0.46		$(0.11)	(23.9)%
Diluted weighted average shares outstanding	47,507		46,454		1,053	2.3%

Orders	$353,760		$342,323		$11,437	3.3%

(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The net sales increase in the first six months of fiscal 2025 was the result of comparatively higher volumes in the Live Events and Transportation business units offset by lower sales levels in the Commercial, High School Park and Recreation, and International business units. The amount of revenue recognized associated with performance obligations satisfied in prior years during the six months ended October 26, 2024 and October 28, 2023 was immaterial.
Order volume growth was driven by rebounding demand in the On-Premise, Spectacular and Out‐of‐Home markets in our Commercial business unit and solid growth in the High School Parks and Recreation business unit. These higher orders offset an order decrease in the Live Events, Transportation, and International business units. Variability in orders comparatively is natural in these large project business areas.

Gross profit as a percentage of sales decreased in the first six months of fiscal 2025 partially because of sales mix differences between periods. Total warranty expense as a percent of sales decreased to 1.9 percent for the first six months of fiscal 2025 as compared to 2.2 percent for same period from a year ago.
Selling expenses increased because of increases in personnel related wages and benefits expenses for increased staffing levels to support future growth; travel and entertainment; and marketing, conventions and advertising.
General and administrative expenses increased in the first six months of fiscal 2025 because of personnel related wages and benefits for increased staffing levels, increased professional fees, and increased expenses for technology resources for our digital transformation strategies. In addition, during the first six months of fiscal 2025, the Company incurred $4.3 million of consultant related expenses associated with the previously announced strategic and digital transformation initiatives.
Product design and development expenses increased in the first six months of fiscal 2025 primarily due to personnel-related expenses and for increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including micro-LED products and new control capabilities.
Interest (expense) income, net increased primarily due to interest income earned on cash balances.
Change in fair value of Convertible Note results from accounting for the Convertible Note we issued to Alta Fox Opportunities Fund, LP during fiscal 2024, under the fair value option. The fair value change was primarily caused by the increase in value of the embedded features of the Convertible Note, as our stock price has increased since April 27, 2024.
Other expense and debt issuance costs write-off, net: The change in Other expense and debt issuance costs write-off, net for the first six months of fiscal 2025 as compared to the same period one year ago was primarily due to losses recorded for our equity method affiliates and foreign currency volatility. In addition, during fiscal 2024, we expensed $3.4 million of debt issuance costs related to the Convertible Note issuance.
Income tax expense: For the six months ended October 26, 2024, we recorded an effective tax rate of 35.2 percent, as compared to 37.6 percent for the six months ended October 28, 2023. Both periods' income before taxes included the impacts of the change in Convertible Note fair value adjustment to expense which is not deductible and is the primary driver of the effective tax rate for both periods.
Reportable Segment Performance Summary
The following table shows information regarding our contribution margin reconciled to GAAP operating income of our reportable segments for the six months ended October 26, 2024 and October 28, 2023:

	Six Months Ended October 26, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$77,638		$185,815		$96,077		$43,968		$30,921		$434,419
Cost of sales	58,905	75.9%	144,817	77.9%	60,957	63.4%	27,547	62.7%	26,632	86.1%	318,858	73.4%
Gross profit	18,733	24.1	40,998	22.1	35,120	36.6	16,421	37.3	4,289	13.9	115,561	26.6
Selling	8,938	11.5	5,181	2.8	8,087	8.4	2,801	6.4	5,333	17.2	30,340	7.0
Contribution margin	9,795	12.6	35,817	19.3	27,033	28.1	13,620	31.0	(1,044)	(3.4)	85,221	19.6
General and administrative	—	—	—	—	—	—	—	—	—	—	27,273	6.3
Product design and development	—	—	—	—	—	—	—	—	—	—	19,462	4.5
Operating income (loss)	$9,795	12.6%	$35,817	19.3%	$27,033	28.1%	$13,620	31.0%	$(1,044)	(3.4)%	$38,486	8.9%

Orders	$86,670		$121,423		$82,285		$34,981		$28,401		$353,760

	Six Months Ended October 28, 2023
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$89,336		$160,209		$105,176		$41,612		$35,567		$431,900
Cost of sales	69,336	77.6%	113,035	70.6%	67,931	64.6%	27,743	66.7%	28,509	80.2%	306,554	71.0%
Gross profit	20,000	22.4	47,174	29.4	37,245	35.4	13,869	33.3	7,058	19.8	125,346	29.0
Selling	8,876	9.9	5,187	3.2	7,036	6.7	1,927	4.6	4,556	12.8	27,582	6.4
Contribution margin	11,124	12.5	41,987	26.2	30,209	28.7	11,942	28.7	2,502	7.0	97,764	22.6
General and administrative	—	—	—	—	—	—	—	—	—	—	20,488	4.7
Product design and development	—	—	—	—	—	—	—	—	—	—	17,624	4.1
Operating income	$11,124	12.5%	$41,987	26.2%	$30,209	28.7%	$11,942	28.7%	$2,502	7.0%	$59,652	13.8%

Orders	$66,643		$131,219		$68,539		$40,485		$35,437		$342,323

	Six Months Ended Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(11,698)	(13.1)%	$25,606	16.0%	$(9,099)	(8.7)%	$2,356	5.7%	$(4,646)	(13.1)%	$2,519	0.6%
Cost of sales	(10,431)	(15.0)	31,782	28.1	(6,974)	(10.3)	(196)	(0.7)	(1,877)	(6.6)	12,304	4.0
Gross profit	(1,267)	(6.3)	(6,176)	(13.1)	(2,125)	(5.7)	2,552	18.4	(2,769)	(39.2)	(9,785)	(7.8)
Selling	62	0.7	(6)	(0.1)	1,051	14.9	874	45.4	777	17.1	2,758	10.0
Contribution	(1,329)	(11.9)	(6,170)	(14.7)	(3,176)	(10.5)	1,678	14.1	(3,546)	(141.7)	(12,543)	(12.8)
General and administrative	—	—	—	—	—	—	—	—	—	—	6,785	33.1
Product design and development	—	—	—	—	—	—	—	—	—	—	1,838	10.4
Operating income (loss)	$(1,329)	(11.9)%	$(6,170)	(14.7)%	$(3,176)	(10.5)%	$1,678	14.1%	$(3,546)	(141.7)%	$(21,166)	(35.5)%

Orders	$20,027	30.1%	$(9,796)	(7.5)%	$13,746	20.1%	$(5,504)	(13.6)%	$(7,036)	(19.9)%	$11,437	3.3%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
In the first six months of fiscal 2025, sales were relatively flat, and gross profit levels declined because of the change in operating environments over the two periods.

Commercial: On-Premise digital signage sales and digital billboards for the first six months of fiscal 2025 were similar to the same period last year; however, we fulfilled fewer larger sized Spectacular LED video display projects in the first six months of fiscal 2025, causing a decline in sales. In the first six months of fiscal 2025, there were fewer large sized projects in the market as compared to prior years. Gross profit as a percentage of sales increased due to the market shift to more surface mount technology message centers and Spectaculars. Selling expenses remained relatively flat in dollars; however, they increased as percent of sales. Order bookings increased in our Spectacular LED video display projects. Digital billboard order bookings increased as a result in our marketing efforts to independent billboard operators.
Live Events: The increase in net sales for the first six months of fiscal 2025 was driven by fulfilling the order backlog for upgrades in sports-related facilities, primarily in colleges and universities. The decline in gross profit as a percentage of sales is partially attributable to the sales mix differences between periods. Selling expenses remained relatively flat in dollar amounts and decreased as a percent of sales. Order bookings decreased due to the variability of large project booking timing.
High School Park and Recreation: During fiscal 2024, we returned to normalized lead times, which led to higher sales in the first six months of fiscal 2024 as compared to fiscal 2025's more normalized levels. Gross profit as a percentage of sales increased due to the market shift to more video projects in addition to a more cost-effective video offering. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increased as a result of the trends for schools increasingly using video solutions which are larger dollar-sized transactions than traditional scoreboard projects.
Transportation: The increase in net sales during the first six months of fiscal 2025 was driven by fulfilling orders in backlog and continued order bookings, especially in large intelligent transportation system projects. Gross profit as a percentage of sales increased as a result of a change in product mix and the recognition of $1.0 million project related insurance reimbursement. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. The timing of large projects is uncertain which causes variability in large project order bookings.
International: The decrease in net sales in the first six months of fiscal 2025 was driven by lower backlog and lower orders. Global geopolitical events and related macroeconomic trends have driven down the amount of market activity for digital display systems and large-sized projects, causing the decrease in orders. Gross margin decreased primarily because of underutilized factory capacity. Even with efforts to decrease selling and other operational costs, our International business unit operated at a negative $1.0 million contribution margin. Order bookings vary because of large project booking timing and have been impacted by general economic conditions.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	October 26, 2024	October 28, 2023	Dollar Change
Net cash provided by (used in):
Operating activities	$62,820	$44,311	$18,509
Investing activities	(12,383)	(12,073)	(310)
Financing activities	2,033	15,919	(13,886)
Effect of exchange rate changes on cash	204	139	65
Net increase in cash, cash equivalents and restricted cash	$52,674	$48,296	$4,378
Net cash provided by operating activities: The $62.8 million of cash provided by operating activities during the first six months of fiscal 2025 was the result of changes in net operating asset and liabilities. During the first six months of fiscal 2025, cash increased due to accounts receivable collection, reduction in inventory, and decreases in contract assets.

The changes in net operating assets and liabilities for the six months ended October 26, 2024 and October 28, 2023 consisted of the following:

	Six Months Ended
	October 26, 2024	October 28, 2023
(Increase) decrease:
Accounts receivable	$6,123	$(5,713)
Long-term receivables	(2,909)	553
Inventories	16,617	7,056
Contract assets	10,901	1,116
Prepaid expenses and other current assets	(632)	(570)
Income tax receivables	306	326
Investment in affiliates and other assets	(876)	256
Increase (decrease):
Accounts payable	(3,853)	(14,734)
Contract liabilities	(1,106)	(10,849)
Accrued expenses	1,659	7,480
Warranty obligations	(1,207)	1,151
Long-term warranty obligations	1,666	1,123
Income taxes payable	(4,285)	649
Long-term marketing obligations and other payables	173	782
	$22,577	$(11,374)
Net cash used in investing activities: During the first six months of fiscal 2025 and fiscal 2024, purchases of property and equipment totaled $10.5 million and $9.2 million, respectively, and investments in affiliates were $2.0 million and $2.9 million, respectively.
Net cash provided by financing activities: During the first six months of fiscal 2025, financing cash inflow included the $4.2 million received for the exercise of stock options, partially offset by payments on notes payable. Cash inflow from the first six months of fiscal 2024 resulted from closing on the $25.0 million Convertible Note financing and the $15.0 million mortgage financing to add liquidity to the Company in the first quarter of fiscal 2024. These inflows were offset by the payoff of our previous credit line of $18.1 million, expending $6.5 million of debt issuance costs, and principal payments made on the mortgage loan described below.
Debt and Cash
We maintain a $60.0 million asset-based revolving credit facility ("ABL") with a maturity date of May 11, 2026 subject to customary covenants and conditions. As of October 26, 2024, we had no borrowings against the ABL and $5.4 million used to secure letters of credit outstanding. We also have a loan of $13.1 million secured by a first priority mortgage lien on our Brookings, South Dakota real estate and $25.0 million evidenced by the Convertible Note secured by a second priority lien on the assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.

On November 11, 2024, the Company issued notice to the holder ("Holder") to force the conversion of $7.0 million of the principal balance on December 3, 2024 of the Convertible Note at the conversion price of $6.31 per share into 1.1 million common shares. We will issue the shares upon the Holder’s indicating the ability to take delivery of the shares under the maximum ownership provisions of the Convertible Note. In addition, on November 25, 2024, the Company received from the Holder a written notice to increase the Percentage Cap to 14.99 percent. This increase from the in-effect 3.00 percent maximum ownership takes effect 61 days after receipt of notice. The Company intends to convert the remainder of the Convertible Note over the next several months in tranches of up to $7.0 million in face value every 30 days, as practical and as provided for in the Convertible Note.

As of October 26, 2024, we had $134.4 million in cash and cash equivalents and $40.8 million in borrowing capacity under our ABL. We believe cash flow from operations, existing line of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $242.7 million and $209.7 million as of October 26, 2024 and April 27, 2024, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, and contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $8.7 million of retainage on long-term contracts included in receivables and contract assets as of October 26, 2024, which we expect to collect within one year.
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
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting to spend between $8 and $10 million for these transformation efforts and for our total capital expenditures to be approximately $27 million for fiscal 2025. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
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
We are sometimes required to obtain performance bonds for display installations, and we have an aggregate of $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of October 26, 2024, we had $17.6 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
During the first six months of fiscal 2025, there have been no material changes in our contractual obligations. See our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 for additional information regarding our contractual obligations and commercial commitments.
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
New Accounting Pronouncements
For a summary of recently issued accounting pronouncements and the effects of those pronouncements on our financial results, refer to "Note 1. Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
There have been no other material changes in our exposure to these risks during the first six months of fiscal 2025.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of October 26, 2024, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 26, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 26, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 8. Commitments and Contingencies" of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on any legal proceedings and claims.
Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Quarterly Report on Form 10-Q, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended October 26, 2024, we did not repurchase any shares of our common stock.
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

4.3
Second Amendment to Rights Agreement, dated as of November 19, 2024, by and between Daktronics, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Daktronics, Inc. on November 20, 2024).

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

10.8
Credit Agreement dated as of May 11, 2023 by and among Daktronics, Inc. and the other Borrowers; the other Loan Parties to the Credit Agreement; the Lenders party to the Credit Agreement; and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders ("Credit Agreement") (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

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

10.15
Letter Amendment dated as of August 15, 2024 by and among Daktronics, Inc. and the other Borrowers; the other Loan Parties to the Credit Agreement; the Lenders party to the Credit Agreement; and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders to Credit Agreement (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on August 29, 2024).

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

Date: December 4, 2024