Form 10-Q
period 2025-01-25
DAKTRONICS INC /SD/
filed 2025-03-05
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of February 24, 2025 was 49,893,293.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 25, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	January 25, 2025	April 27, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,169	$81,299
Restricted cash	—	379
Accounts receivable, net	95,523	117,186
Inventories	112,699	138,008
Contract assets	39,867	55,800
Current maturities of long-term receivables	1,780	298
Prepaid expenses and other current assets	7,338	8,531
Income tax receivables	5,038	448
Total current assets	394,414	401,949

Property and equipment, net	73,728	71,752
Long-term receivables, less current maturities	1,780	562
Goodwill	3,086	3,226
Intangibles, net	602	840
Debt issuance costs, net	1,599	2,530
Investment in affiliates and other assets	23,970	21,163
Deferred income taxes	24,977	25,862
TOTAL ASSETS	$524,156	$527,884

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	January 25, 2025	April 27, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	44,627	60,757
Contract liabilities	65,977	65,524
Accrued expenses	37,154	43,028
Warranty obligations	12,966	16,540
Income taxes payable	214	4,947
Total current liabilities	162,438	192,296

Long-term warranty obligations	23,306	21,388
Long-term contract liabilities	18,056	16,342
Other long-term obligations	6,909	5,759
Long-term debt, net	41,019	53,164
Deferred income taxes	137	143
Total long-term liabilities	89,427	96,796

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, authorized 50 shares; no shares issued and outstanding	—	—
Common Stock, no par value, authorized 115,000 shares; 49,006 and 48,121 shares issued as of January 25, 2025 and April 27, 2024, respectively	71,774	65,525
Additional paid-in capital	89,875	52,046
Retained earnings	137,335	138,031
Treasury Stock, at cost, 2,443 and 1,907 shares as of January 25, 2025 and April 27, 2024, respectively	(19,301)	(10,285)
Accumulated other comprehensive loss	(7,392)	(6,525)
TOTAL SHAREHOLDERS' EQUITY	272,291	238,792
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$524,156	$527,884

See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net sales	$149,507	$170,303	$583,926	$602,203
Cost of sales	112,726	128,585	431,584	435,139
Gross profit	36,781	41,718	152,342	167,064

Operating expenses:
Selling	14,471	14,258	44,811	41,840
General and administrative	16,498	10,589	43,771	31,077
Product design and development	9,440	8,835	28,902	26,459
	40,409	33,682	117,484	99,376
Operating (loss) income	(3,628)	8,036	34,858	67,688

Nonoperating (expense) income:
Interest income (expense), net	508	(745)	710	(2,952)
Change in fair value of convertible note	(14,083)	6,340	(25,369)	(11,570)
Other expense and debt issuance costs write-off, net	(613)	(1,000)	(2,612)	(6,282)

(Loss) income before income taxes	(17,816)	12,631	7,587	46,884
Income tax (benefit) expense	(660)	1,889	8,283	14,781
Net (loss) income	$(17,156)	$10,742	$(696)	$32,103

Weighted average shares outstanding:
Basic	47,764	46,173	46,944	45,975
Diluted	47,764	50,837	46,944	46,608

Earnings per share:
Basic	$(0.36)	$0.23	$(0.01)	$0.70
Diluted	$(0.36)	$0.09	$(0.01)	$0.69
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024

Net (loss) income	$(17,156)	$10,742	$(696)	$32,103

Other comprehensive income (loss):
Cumulative translation adjustments	(1,320)	1,041	(878)	(401)
Unrealized (loss) gain on available-for-sale securities, net of tax	(9)	7	11	23
Total other comprehensive (loss) income, net of tax	(1,329)	1,048	(867)	(378)
Comprehensive (loss) income	$(18,485)	$11,790	$(1,563)	$31,725
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2024	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792
Net loss	—	—	—	(4,946)	—	—	—	(4,946)
Cumulative translation adjustments	—	—	—	—	—	—	128	128
Share-based compensation	—	—	520	—	—	—	—	520
Exercise of stock options	331	3,148	—	—	—	—	—	3,148
Employee savings plan activity	71	569	—	—	—	—	—	569
Balance as of July 27, 2024	48,523	$69,242	$52,566	$133,085	(1,907)	$(10,285)	$(6,397)	$238,211
Net income	—	—	—	21,406	—	—	—	21,406
Cumulative translation adjustments	—	—	—	—	—	—	314	314
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	20	20
Share-based compensation	—	—	530	—	—	—	—	530
Common stock issued upon vesting of Restricted Stock Units	141	—	—	—	—	—	—	—
Exercise of stock options	183	1,040	—	—	—	—	—	1,040
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(591)	—	—	—	—	(591)
Balance as of October 26, 2024	48,810	$70,282	$52,505	$154,491	(1,907)	$(10,285)	$(6,063)	$260,930
Net loss	—	—	—	(17,156)	—	—	—	(17,156)
Cumulative translation adjustments	—	—	—	—	—	—	(1,320)	(1,320)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(9)	(9)
Share-based compensation	—	—	573	—	—	—	—	573
Exercise of stock options	118	868	—	—	—	—	—	868
Employee savings plan activity	78	624	—	—	—	—	—	624
Treasury stock purchase	—	—	—	—	(536)	(9,016)	—	(9,016)
Settlement of convertible note	—	—	36,797	—	—	—	—	36,797
Balance as of January 25, 2025	49,006	$71,774	$89,875	$137,335	(2,443)	$(19,301)	$(7,392)	$272,291

See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 29, 2023	47,396	$63,023	$50,259	$103,410	(1,907)	$(10,285)	$(5,529)	$200,878
Net income	—	—	—	19,196	—	—	—	19,196
Cumulative translation adjustments	—	—	—	—	—	—	(252)	(252)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	7	7
Share-based compensation	—	—	557	—	—	—	—	557
Exercise of stock options	11	46	—	—	—	—	—	46
Employee savings plan activity	211	615	—	—	—	—	—	615
Balance as of July 29, 2023	47,618	$63,684	$50,816	$122,606	(1,907)	$(10,285)	$(5,774)	$221,047
Net income	—	—	—	2,165	—	—	—	2,165
Cumulative translation adjustments	—	—	—	—	—	—	(1,190)	(1,190)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	9	9
Share-based compensation	—	—	534	—	—	—	—	534
Exercise of stock options	161	959	—	—	—	—	—	959
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(303)	—	—	—	—	(303)
Common stock issued upon vesting of Restricted Stock Units	188	—	—	—	—	—	—	—
Balance as of October 28, 2023	47,930	$64,643	$51,047	$124,771	(1,907)	$(10,285)	$(6,955)	$223,221
Net income	—	—	—	10,742	—	—	—	10,742
Cumulative translation adjustments	—	—	—	—	—	—	1,041	1,041
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	7	7
Share-based compensation	—	—	507	—	—	—	—	507
Exercise of stock options	23	142	—	—	—	—	—	142
Employee savings plan activity	143	586	—	—	—	—	—	586
Balance as of January 27, 2024	48,096	$65,371	$51,554	$135,513	(1,907)	$(10,285)	$(5,907)	$236,246
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 25, 2025	January 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(696)	$32,103
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,707	14,370
(Gain) loss on sale of property, equipment and other assets	(118)	98
Share-based compensation	1,623	1,598
Equity in loss of affiliates	2,594	2,330
(Recoveries of) provision for doubtful accounts, net	(481)	659
Deferred income taxes, net	877	23
Non-cash impairment charges	—	1,091
Change in fair value of convertible note	25,369	11,570
Debt issuance costs write-off	—	3,353
Change in operating assets and liabilities	30,964	(13,406)
Net cash provided by operating activities	74,839	53,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,668)	(13,628)
Proceeds from sales of property, equipment and other assets	212	107
Proceeds from sales or maturities of marketable securities	—	550
Purchases of equity and loans to equity investees	(3,326)	(4,084)
Net cash used in investing activities	(17,782)	(17,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	40,485
Payments on notes payable	(1,733)	(18,500)
Principal payments on long-term obligations	(310)	(307)
Payments for common shares repurchased	(9,016)	—
Debt issuance costs	—	(6,833)
Proceeds from exercise of stock options	5,056	1,147
Tax payments related to RSU issuances	(591)	(303)
Net cash (used in) provided by financing activities	(6,594)	15,689

EFFECT OF EXCHANGE RATE CHANGES ON CASH	28	80
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,491	52,503

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	81,678	24,690
End of period	$132,169	$77,193

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,657	$1,959
Income taxes, net of refunds	16,622	18,185

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	2,890	1,050
Contributions of common stock under the employee stock purchase plan	1,192	1,201
Settlement of convertible note	36,797	—
See notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)
(unaudited)
Note 1. Basis of Presentation
Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems, and large screen video displays for sporting, commercial, and transportation applications.
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
Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of April 27, 2024 has been derived from the audited financial statements at that date, but it does not include all the information and disclosures required by GAAP for complete financial statements. The financial statements and notes thereto contained in this Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, (the "Form 10-K"). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 25, 2025 and January 27, 2024 contained operating results for 39 weeks.
There have been no material changes to our significant accounting policies and estimates as described in the Form 10-K.
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

	January 25, 2025	January 27, 2024	April 27, 2024
Cash and cash equivalents	$132,169	$76,764	$81,299
Restricted cash	—	429	379
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$132,169	$77,193	$81,678
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $132,169 in cash and cash equivalent balances as of January 25, 2025, $117,833 were denominated in United States dollars, of which $1,887 were held by our foreign subsidiaries. As of January 25, 2025, we had an additional $14,336 in cash balances denominated in foreign currencies, of which $12,386 were maintained in accounts of our foreign subsidiaries.

Recent Accounting Pronouncements
Accounting Standards Adopted
There are no significant Accounting Standard Updates ("ASU") issued that were adopted in the nine months ended January 25, 2025.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires the disclosure of specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the disaggregation of the disclosures of income taxes paid by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis. Early adoption and retroactive application are permitted. We are currently evaluating the impact of ASU 2023-09 on our income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027; however, early adoption is permitted and can be applied either prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our expense disaggregation disclosures.
Note 2. Investments in Affiliates
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements, and material intercompany transactions. We evaluated the nature of our investment in affiliates of XdisplayTM ("XDC"), which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa) ("Mirotech"), which is developing low power outdoor electrowetting technology. As of January 25, 2025, our ownership in Miortech and XDC was 55.9 percent and 16.4 percent, respectively. The aggregate amount of our investments accounted for under the equity method was $0 and $1,813 as of January 25, 2025 and April 27, 2024, respectively.
We determined both entities are variable interest entities, and, based on management's analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met. Therefore, as Daktronics does not have control, but is able to exercise significant influence, the investments in Miortech and XDC are accounted for under the equity method. Our proportional share of the respective affiliates' losses is included in the "Other expense and debt issuance costs write-off, net" line item in our Condensed Consolidated Statements of Operations. For the three and nine months ended January 25, 2025, our share of the losses of our affiliates was $762 and $2,594 as compared to $869 and $2,330 for the three and nine months ended January 27, 2024. These losses were first applied to the equity balances, and upon the equity balances being reduced to zero, the losses then reduce the book value of the promissory notes with these entities. For the three and nine months ended January 25, 2025, the amount of losses reduced the book value of the notes by $505 and $781, respectively. There was no reduction of the book value of the notes during the three and nine months ended January 27, 2024.
We review our investments in affiliates for impairment indicators. There were no impairments recorded during the three and nine months ended January 25, 2025 compared to impairments of $437 and $1,091 during the three and nine months ended January 27, 2024.

We purchased services for research and development activities from our equity method investees. The total of these related party transactions for the nine months ended January 25, 2025 and January 27, 2024 was $593 and $162, respectively, which is included in the "Product design and development" line item in our Condensed Consolidated Statements of Operations. The portions of our activities that remain unpaid were $109 and $2 as of the nine months ended January 25, 2025 and January 27, 2024, respectively, which are included in the "Accounts payable" line item in our Condensed Consolidated Balance Sheets.
We also have advanced our affiliates funds under convertible and promissory notes (collectively, the "Affiliate Notes"). We advanced $3,326 in the nine months ended January 25, 2025, which does not include the foreign currency translation adjustment of $97, and $5,050 in fiscal year 2024 under the Affiliate Notes. We have accrued interest related to the Affiliate Notes of $587 and $449 as of January 25, 2025 and April 27, 2024, respectively. The total face value of the outstanding amount of the Affiliate Notes was $18,057 and $14,241 as of January 25, 2025 and April 27, 2024, respectively. After equity method losses were recorded, the net balances of the Affiliate Notes were $17,276 and $14,241 as of January 25, 2025 and April 27, 2024, respectively. The balances of the Affiliate Notes are included in the "Investments in affiliates and other assets" line item in our Condensed Consolidated Balance Sheets. We evaluate the Affiliate Notes for impairment and credit losses. As of January 25, 2025 and April 27, 2024, no provision for losses was recorded, as management's analysis concluded the Affiliate Notes were collectable or realizable based on the rights of these instruments and related valuation of each affiliate.
The Affiliate Notes balance combined with the investment in affiliates balance totaled $17,276 and $16,054 as of January 25, 2025 and April 27, 2024, respectively.
Note 3. Earnings Per Share
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
The following is a reconciliation of the net income and common share amounts used in the calculation of basic and diluted EPS for the three and nine months ended January 25, 2025 and January 27, 2024:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Earnings per share - basic
Net (loss) income	$(17,156)	$10,742	$(696)	$32,103
Weighted average shares outstanding	47,764	46,173	46,944	45,975
Basic earnings per share	$(0.36)	$0.23	$(0.01)	$0.70

Earnings per share - diluted
Net (loss) income	$(17,156)	$10,742	$(696)	$32,103
Change in fair value of convertible note	—	(6,340)	—	—
Interest expense on convertible note, net of tax	—	404	—	—
Diluted net income	$(17,156)	$4,806	$(696)	$32,103

Weighted average common shares outstanding	47,764	46,173	46,944	45,975
Dilution associated with stock compensation plans	—	627	—	633
Dilution associated with convertible note	—	4,037	—	—
Weighted average common shares outstanding, assuming dilution	47,764	50,837	46,944	46,608
Diluted earnings per share	$(0.36)	$0.09	$(0.01)	$0.69

During the three months ended January 25, 2025, a total of 934 shares of potential common stock related to stock compensation plans were excluded from the computation of diluted EPS because the effects would be anti-dilutive. The excluded shares include options outstanding to purchase 29 shares of common stock with a weighted average exercise price of $11.87. For the three months ended January 27, 2024, options outstanding to purchase 484 shares of common stock with a weighted average exercise price of $10.73 were not included in the computation of diluted EPS because the effects would be anti-dilutive.

During the nine months ended January 25, 2025, a total of 992 shares of potential common stock relating to the stock compensation plan were excluded from the computation of diluted EPS because the effects would be anti-dilutive. The excluded shares include options outstanding to purchase 51 shares of common stock with a weighted average exercise price of $10.43. For the nine months ended January 27, 2024, options outstanding to purchase 695 shares of common stock with a weighted average exercise price of $10.30 were not included in the computation of diluted EPS because the effects would be anti-dilutive.
During the three months ended January 25, 2025, 3,079 potential shares of common stock issuable upon conversion of the senior secured convertible note dated May 11, 2023 issued to Alta Fox Opportunities Fund, LP (the Holder," and collectively with its affiliates, "Alta Fox") during fiscal 2024 (the "Convertible Note") were not included in the computation of diluted EPS, as the effect would be anti-dilutive. The 2,218 common shares attributed to settling a portion of the Convertible Note, but not yet been issued, were weighted for the number of days outstanding from the settlement date and included in the weighted average shares outstanding in the computation of diluted EPS.
For the nine months ended January 25, 2025, 3,697 potential common shares issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as the effect would be anti-dilutive. The 2,218 common shares attributed to settling a portion of the Convertible Note, but not yet been issued, were weighted for the number of days outstanding from the settlement date and included in the weighted average shares outstanding in the computation of diluted EPS.
During the nine months ended January 27, 2024, 3,875 potential shares of common stock issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as the effect would be anti-dilutive.
Note 4. Revenue Recognition
Disaggregation of revenue
In accordance with ASC 606-10-50, we disaggregate revenue from contracts with customers by the type of performance obligation and the timing of revenue recognition. We determined that disaggregating revenue in these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and to enable users of financial statements to understand the relationship to each reportable segment.
The following table presents our disaggregation of revenue by segments:

	Three Months Ended January 25, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$7,361	$29,934	$5,970	$11,228	$7,494	$61,987
Limited configuration	24,997	8,227	20,534	5,974	7,909	67,641
Service and other	5,618	7,911	2,863	1,587	1,900	19,879
	$37,976	$46,072	$29,367	$18,789	$17,303	$149,507
Timing of revenue recognition
Goods/services transferred at a point in time	$27,229	$11,184	$20,384	$6,921	$8,599	$74,317
Goods/services transferred over time	10,747	34,888	8,983	11,868	8,704	75,190
	$37,976	$46,072	$29,367	$18,789	$17,303	$149,507

	Nine Months Ended January 25, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$19,129	$181,541	$24,888	$38,810	$14,500	$278,868
Limited configuration	79,135	28,161	91,928	19,507	27,436	246,167
Service and other	17,350	22,185	8,628	4,440	6,288	58,891
	$115,614	$231,887	$125,444	$62,757	$48,224	$583,926
Timing of revenue recognition
Goods/services transferred at a point in time	$87,470	$37,101	$92,286	$22,302	$30,659	$269,818
Goods/services transferred over time	28,144	194,786	33,158	40,455	17,565	314,108
	$115,614	$231,887	$125,444	$62,757	$48,224	$583,926

	Three Months Ended January 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,802	$57,229	$5,021	$12,116	$6,508	$86,676
Limited configuration	22,157	8,395	20,900	5,646	6,702	63,800
Service and other	5,333	7,769	2,843	1,843	2,039	19,827
	$33,292	$73,393	$28,764	$19,605	$15,249	$170,303
Timing of revenue recognition
Goods/services transferred at a point in time	$24,361	$11,006	$20,819	$6,874	$7,473	$70,533
Goods/services transferred over time	8,931	62,387	7,945	12,731	7,776	99,770
	$33,292	$73,393	$28,764	$19,605	$15,249	$170,303

	Nine Months Ended January 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$28,231	$181,272	$31,679	$35,747	$25,291	$302,220
Limited configuration	80,822	32,127	97,514	22,182	19,243	251,888
Service and other	13,575	20,203	4,747	3,288	6,282	48,095
	$122,628	$233,602	$133,940	$61,217	$50,816	$602,203
Timing of revenue recognition
Goods/services transferred at a point in time	$84,758	$37,173	$94,622	$23,733	$21,235	$261,521
Goods/services transferred over time	37,870	196,429	39,318	37,484	29,581	340,682
	$122,628	$233,602	$133,940	$61,217	$50,816	$602,203
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

The following table reflects the changes in our contract assets and liabilities:

	January 25, 2025	April 27, 2024	Dollar Change	Percent Change
Contract assets	$39,867	$55,800	$(15,933)	(28.6)%
Contract liabilities - current	65,977	65,524	453	0.7
Contract liabilities - noncurrent	18,056	16,342	1,714	10.5
The changes in our contract assets and contract liabilities from April 27, 2024 to January 25, 2025 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for the nine months ended January 25, 2025.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the "Contract assets" and "Contract liabilities" line items of our Condensed Consolidated Balance Sheets. Changes in unearned service-type warranty contracts, net for the nine months ended January 25, 2025 were as follows:

January 25, 2025
Balance as of April 27, 2024	$32,159
New contracts sold	41,295
Less: reductions for revenue recognized	(37,687)
Foreign currency translation and other	(91)
Balance as of January 25, 2025	$35,676
Contracts in progress identified as loss contracts as of January 25, 2025 and April 27, 2024 were immaterial. Loss provisions are recorded in the "Accrued expenses" line item in our Condensed Consolidated Balance Sheets.
During the nine months ended January 25, 2025, we recognized revenue of $58,407 related to our contract liabilities as of April 27, 2024.
Remaining performance obligations
As of January 25, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $338,339. Remaining performance obligations related to product and service agreements as of January 25, 2025 were $273,223 and $65,116, respectively. We expect approximately $285,680 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the nine months ended January 25, 2025 and January 27, 2024 was immaterial.

Note 5. Segment Reporting
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net sales:
Commercial	$37,976	$33,292	$115,614	$122,628
Live Events	46,072	73,393	231,887	233,602
High School Park and Recreation	29,367	28,764	125,444	133,940
Transportation	18,789	19,605	62,757	61,217
International	17,303	15,249	48,224	50,816
	149,507	170,303	583,926	602,203

Gross profit:
Commercial	9,086	5,546	27,819	25,546
Live Events	8,794	21,102	49,792	68,276
High School Park and Recreation	9,292	8,029	44,412	45,274
Transportation	6,926	6,180	23,347	20,049
International	2,683	861	6,972	7,919
	36,781	41,718	152,342	167,064

Operating expenses:
Selling	14,471	14,258	44,811	41,840
General and administrative	16,498	10,589	43,771	31,077
Product design and development	9,440	8,835	28,902	26,459
	40,409	33,682	117,484	99,376
Operating (loss) income	(3,628)	8,036	34,858	67,688

Nonoperating (expense) income:
Interest income (expense), net	508	(745)	710	(2,952)
Change in fair value of convertible note	(14,083)	6,340	(25,369)	(11,570)
Other expense and debt issuance costs write-off, net	(613)	(1,000)	(2,612)	(6,282)
(Loss) Income before income taxes	$(17,816)	$12,631	$7,587	$46,884

Depreciation and amortization:
Commercial	$1,060	$1,166	$3,217	$3,278
Live Events	1,456	1,533	4,297	4,750
High School Park and Recreation	522	508	1,588	1,444
Transportation	203	181	610	523
International	542	563	1,654	1,701
Unallocated corporate depreciation and amortization	1,130	925	3,341	2,674
	$4,913	$4,876	$14,707	$14,370

No single geographic area comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net sales:
United States	$127,159	$152,962	$518,816	$545,699
Outside United States	22,348	17,341	65,110	56,504
	$149,507	$170,303	$583,926	$602,203

	January 25, 2025	April 27, 2024
Property and equipment, net of accumulated depreciation:
United States	$66,944	$64,332
Outside United States	6,784	7,420
	$73,728	$71,752
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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each segment with a goodwill balance for the nine months ended January 25, 2025 were as follows:

	Commercial	Transportation	Total
Balance as of April 27, 2024	$3,188	$38	$3,226
Foreign currency translation	(109)	(31)	(140)
Balance as of January 25, 2025	$3,079	$7	$3,086
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. We performed our annual impairment test as of October 27, 2024 and concluded no goodwill impairment existed.
The amount of accumulated impairments to goodwill as of January 25, 2025 and April 27, 2024 was $4,576.
Note 7. Financing Agreements

Long-term debt consists of the following:

	January 25, 2025	April 27, 2024
Mortgage	$12,750	$13,875
Convertible note	11,128	25,000
Long-term debt, gross	23,878	38,875
Debt issuance costs, net	(481)	(761)
Change in fair value of convertible note	19,122	16,550
Current portion	(1,500)	(1,500)
Long-term debt, net	$41,019	$53,164
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility maturing on May 11, 2026 (the "ABL"), which is secured by a first priority lien on the Company's assets, and a $15,000 delayed draw loan (the "Delayed Draw Loan") secured by a first priority mortgage on our Brookings, South Dakota real estate (the "Mortgage").
Under the ABL, certain factors can impact our borrowing capacity. As of January 25, 2025, our borrowing capacity was $33,397, there were no borrowings outstanding, and there was $3,471 used to secure letters of credit outstanding. The interest rate on the ABL is set on a sliding scale based on the trailing 12-month fixed charge coverage and ranges from 2.5 to 3.5 percent over the standard overnight financing rate (SOFR).
The $15,000 Delayed Draw Loan was funded on July 7, 2023. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement dated as of May 11, 2023 (the "Credit Agreement") and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of January 25, 2025 for the Delayed Draw Loan was 9.5 percent.
Convertible Note
On May 11, 2023, we borrowed $25,000 in aggregate principal amount evidenced by the secured Convertible Note. The Holder has a second priority lien on assets securing the ABL facility and a first priority lien on substantially all of the other assets of the Company, excluding all real property.
Conversion Features
•The Convertible Note allows the Holder and any of the Holder’s permitted transferees, donees, pledgees, assignees, or successors-in-interest (collectively, the “Selling Shareholders”) to convert all or any portion of the principal amount of the Convertible Note, together with any accrued and unpaid interest and any other unpaid amounts, including late charges, if any (together, the “Conversion Amount”), into shares of the Company’s common stock at an initial conversion price of $6.31 per share, subject to adjustment in accordance with the terms of the Convertible Note (the “Conversion Price”).
•The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the Convertible Note, pursuant to which it can cause all or any portion of the outstanding and unpaid Conversion Amount to be converted into shares of the Company's common stock at the Conversion Price.
Additionally, if the Company fails other than by reason of a failure by the Holder to comply with its obligations, the Holder is permitted to cash payments from the Company until such conversion failure is cured.
On November 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on December 3, 2024 at the conversion price of $6.31 per share into 1,109 shares of the Company's common stock (the "December Conversion"). On December 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on January 3, 2025 at the conversion price of $6.31 per share into 1,109 shares of the Company's common stock (the "January Conversion"). On January 27, 2025, in accordance with the terms of the

Convertible Note, the Company settled $14,000 of the principal balance and accrued interest of the Convertible Note in exchange for the issuance of 2,218 shares of the Company's common stock (based on the Conversion Price). On January 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on February 3, 2025 at the conversion price of $6.31 per share into 1,109 shares of the Company's common stock (the "February Conversion"). On February 3, 2025, in accordance with the terms of the Convertible Note, the Company settled the February Conversion. The obligation to issue a fixed number of shares to the Holder was determined to be an equity contract that met the criteria for equity classification under ASC 815-40. See "Note 12. Related Party Transactions" and "Note 13. Subsequent Events" for further information on the Convertible Note.

Redemption Features

•If the Company were to have an "Event of Default," as defined by the Convertible Note, then the Holder may require the Company to redeem all or any portion of the Convertible Note.

•If the Company has a "Change of Control," as defined by the Convertible Note, then the Holder is entitled to payment of the outstanding amount of the Convertible Note at the "Change in Control Redemption Price," as defined in the Convertible Note.

Interest

Interest accruing under the Convertible Note is payable, at the option of the Company, in either (i) cash or (ii) a combination of cash interest and capitalized interest; provided, however, that at least fifty percent (50%) of the interest paid on each interest date must be paid as cash interest. The Convertible Note accrues interest quarterly at an annual rate of 9.0 percent when interest is paid in cash or an annual rate of 10.0 percent if interest is paid in kind. Upon an Event of Default under the Convertible Note, the annual interest rate will increase to 12.0 percent. The annual rate of 9.0 percent was used to calculate the interest accrued as of January 25, 2025, as interest will be paid in cash.

We elected the fair value option to account for the Convertible Note as described in "Note 10. Fair Value Measurement" of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. We have elected to present the fair value and the accrued interest component separately in the Condensed Consolidated Statements of Operations. Therefore, interest will be recognized and accrued separately in interest expense, with changes in fair value of the Convertible Note presented in the "Change in fair value of convertible note" line item in our Condensed Consolidated Statements of Operations.

The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 was computed using the binomial lattice model. Given the appreciation of the Company’s stock price since inception of the Convertible Note combined with our intent and expectation of settlement as soon as is feasible through exercise of its forced conversion right, we determined that the Monte Carlo simulation ("MCS") model was appropriately suited to determine the fair value of the Convertible Note as of January 25, 2025. Both models incorporate significant inputs that are not observable in the market and thus represents a Level 3 measurement.

The fair value of the two principal tranches of the Convertible Note that were force converted was $18,116 and $18,681, resulting in an additional $499 in changes in fair value recognized in earnings for the period ended January 25, 2025. Upon conversion, the Company extinguished the debt at its then fair value and recorded the related settlement to equity, reflecting the obligation to deliver 2,218 shares of the Company's common stock to the Holder.

The changes in fair value of the Convertible Note during the nine months ended January 25, 2025 are as follows:

Liability Component
(in thousands)
Balance as of April 27, 2024	$41,550
Carrying value of note settled through conversion	(36,797)
Fair value change recognized	25,497
Balance as of January 25, 2025	$30,250

We determined the fair value by using the following key assumptions in the MCS and binomial lattice model as of January 25, 2025 and April 27, 2024, respectively:

	January 25, 2025	April 27, 2024
Risk-Free Rate (Annual)	4.24%	4.78%
Yield	15.79%	16.28%
Volatility (Annual)	40.00%	40.00%
Dividend Yield (Annual)	—%	—%
The Credit Agreement and the Convertible Note require a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of January 25, 2025, we were in compliance with our financial covenants under the Credit Agreement and the Convertible Note.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments or conversions occur, a proportional amount of unamortized debt issuance costs are expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the nine months ended January 27, 2024, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs, which is included in the "Other expense and debt issuance costs write-off, net" line item in our Condensed Consolidated Statements of Operations and represented the full amount of such costs related to the Convertible Note. During the nine months ended January 25, 2025 and January 27, 2024, we amortized $1,211 and $1,148, respectively, of debt issuance costs. The remaining debt issuance costs of $2,080 are being amortized over the remaining two-year term of the Credit Facility.
Future Maturities
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
Remainder of 2025	$375
2026	1,500
2027	10,875
2028	11,128
2029	—
Total debt	$23,878

Note 8. Commitments and Contingencies

Litigation: We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for our financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals. See also “Note 13. Subsequent Events” for a description of litigation filed against the Company after the end of our third quarter of fiscal 2025.

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
Warranties: Changes in our warranty obligation for the nine months ended January 25, 2025 consisted of the following:

January 25, 2025
Balance as of April 27, 2024	$37,928
Warranties issued during the period	10,796
Settlements made during the period	(10,719)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,733)
Balance as of January 25, 2025	$36,272
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of January 25, 2025, we had outstanding letters of credit and surety bonds in the amount of $3,471 and $20,381, respectively. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but generally have a term of one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of January 25, 2025, we were not aware of any material indemnification claims.
Note 9. Income Taxes
Our effective tax rates for the three and nine months ended January 25, 2025 were 3.7 percent and 109.2 percent, respectively. Income before tax includes the tax impacts of the Convertible Note fair value adjustment, which is not deductible, in proportion to the period's decrease in pre-tax income. The effective tax rate for the three and nine months ended January 27, 2024 were 15.0 percent and 31.5 percent, respectively, and were driven by the decrease in the fair value adjustment to expense.
We operate both domestically and internationally and, as of January 25, 2025, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of January 25, 2025, we had $440 of unrecognized tax benefits which would reduce our effective tax rate if recognized.

Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 25, 2025 and April 27, 2024 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 25, 2025
Cash and cash equivalents	$132,169	$—	$—	$132,169
Restricted cash	—	—	—	—
Convertible note	—	—	(30,250)	(30,250)
	$132,169	$—	$(30,250)	$101,919
Balance as of April 27, 2024
Cash and cash equivalents	$81,299	$—	$—	$81,299
Restricted cash	379	—	—	379
Convertible note	—	—	(41,550)	(41,550)
	$81,678	$—	$(41,550)	$40,128

We elected to value the Convertible Note at fair value in accordance with ASC 825-10-15-4(a) because of the embedded derivatives contained in the Convertible Note. The fair value of the Convertible Note as of April 27, 2024 was estimated using the binomial lattice model. The fair value of the Convertible Note as of January 25, 2025 was estimated using the MCS. Both models allow for the examination of the value to a holder and an understanding of the investment decision that would occur at each node.

The fair value of the Convertible Note entered into during the first quarter of fiscal 2024 was classified as Level 3 because certain inputs for the valuation were not readily determinable or observable.

See "Note 7. Financing Agreements" and the Form 10-K for additional information on the methods and assumptions used to estimate the fair value of each class of financial instrument.
Note 11. Share Repurchase Program
On June 17, 2016, our Board of Directors (the "Board" or "Board of Directors") approved a share repurchase program (the "Repurchase Program") under which we may purchase up to $40,000 of the Company's outstanding shares of common stock. Under the Repurchase Program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The Repurchase Program does not require the repurchase of a specific number of shares and may be terminated at any time.
In April 2020, the Board suspended the Repurchase Program. On December 2, 2021, the Board voted to reauthorize the Repurchase Program.
During the nine months ended January 25, 2025, we repurchased 536 shares of common stock at a total cost of $9,016. As of January 25, 2025, we had $20,339 of remaining capacity under the Repurchase Program.
Note 12. Related Party Transactions
The Board of Directors has adopted a written policy and procedures with respect to related party transactions, which the Audit Committee of the Board (the "Audit Committee") oversees (the "Policy"). Under the Policy, a "related party transaction" is generally defined as a transaction, arrangement, or relationship in which the Company was, is, or will be a participant; the amount involved exceeds $120; and in which any "related person" had, has, or will have a direct or indirect material interest. The Policy generally defines a "related person" as a director, executive officer, or beneficial owner of more than five percent of any class of our voting securities and any immediate family member of any of the foregoing persons.
The Audit Committee reviews and, if appropriate, approves related party transactions, including certain transactions which are deemed to be pre-approved under the Policy. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is ongoing.
Related Party Transactions with Alta Fox: As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Form 10-K, effective May 11, 2023, the Company entered into a Securities Purchase Agreement with the Holder under which the Company sold and issued to the Holder the Convertible Note in exchange for the payment by the Holder to the Company of $25,000 (the "Securities Purchase Agreement"). As of May 11, 2023, and based on Amendment No. 2 to the Schedule 13D filed by Alta Fox on May 15, 2023 with the Securities and Exchange Commission ("SEC"), Alta Fox beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Holder to be a “related party” of the Company under the Policy and the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Holder and the Company (the "Pledge and Security Agreement"), and the Registration Rights Agreement dated as of May 11, 2023 (the "Registration Rights Agreement") were approved in advance of their execution by the Strategy and Financing Review Committee of the Board of Directors, the members of which include all members of the Audit Committee.
In addition, the Company was a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”), who are affiliates of the Holder, which expired in accordance with its terms on September 5, 2024.
Since May 11, 2023, the largest aggregate amount outstanding under the Convertible Note was $25,563, consisting of $25,000 of principal and $563 of interest. In the first nine months of fiscal 2025, we made interest payments or settlements of interest through conversions of $1,816 under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement, and the Registration Rights Agreement and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Form 10-K. The Standstill Agreement filed as Exhibit 10.13 to the Form 10-K are hereby incorporated by reference into this Quarterly Report on Form 10-Q.
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by Alta Fox on June 9, 2023 with the SEC, and based on other information provided by the Holder, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC.
On June 7, 2023, the Company received from the Holder a written notice of a decrease in the Percentage Cap from 9.99 percent to 4.99 percent; on October 21, 2024, the Company received from the Holder a written notice to further decrease the Percentage Cap to 3.00 percent; and on November 25, 2024, the Company received from the Holder a written notice to increase the Percentage Cap to 14.99 percent. Each decrease became effective immediately upon the Company’s receipt of such written notice, and each increase became effective 61 days after receipt of such written notice. The Percentage Cap generally represents the maximum percentage of shares of the Company’s common stock the Holder may own. In Amendment No. 3, Alta Fox owned 2,293 shares of the Company's common stock on June 9, 2023, representing 4.99 percent of the common stock of the Company, meaning Alta Fox was then no longer a “related party” of the Company under the Policy and the applicable provisions of the Securities Act and the rules promulgated thereunder. However, according to Schedule 13D filed by Alta Fox on December 11, 2024 with the SEC, Alta Fox owns 1,965 shares of the Company’s common stock. With these shares, along with the 4,009 shares subject to the Convertible Note and related interest accrual, Alta Fox beneficially owns 11.79 percent of the Company’s common stock. This percentage assumes all of the shares subject to the Convertible Note are outstanding and thus are added to the denominator in determining the percentage. Thus, Alta Fox is again subject to the Policy and the applicable provisions of the Securities Act and the rules promulgated thereunder.

As stated in “Note 7. Financing Agreements,” the Company effected the December Conversion and January Conversion, resulting in settlement of $14,000 of the principal balance and accrued interest of the Convertible Note as of January 25, 2025.
Other Related Party Transactions: During the first nine months of fiscal 2024, the Company and the South Dakota Board of Regents entered into contracts for a video display systems for Dakota State University. The amount of the contracts was $1,178. A member of the Board of Directors is the President of Dakota State University.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates and "Note 13. Subsequent Events" for a discussion of other related party transactions with Alta Fox.
Note 13. Subsequent Events

Convertible Note. On January 27, 2025, the first trading day after the effective date of the Percentage Cap increase, the Company issued and delivered 2,218 common shares owed under the December Conversion and the January Conversion to the Holder. Alta Fox certified that the delivery of shares would not cause its ownership to exceed the allowable beneficial ownership of 14.99 percent.

On January 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of the third tranche of $7,000 of the principal balance and accrued interest of the Convertible Note on February 3, 2025 at the conversion price of $6.31 per share into 1,109 common shares. Subsequent to the end of the quarter, on February 3, 2025, the 1,109 common shares were issued to the Holder.

On February 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of the fourth and final tranche of $4,294 on March 4, 2025, representing the remaining principal and interest balance of the Convertible Note. We will issue the shares upon the Holder’s indicating the ability to take delivery of the shares under the maximum ownership provisions of the Convertible Note. See "Note 12. Related Party Transactions" and "Note 7. Financing Agreements" for further information of the Convertible Note.

Cooperation Agreement. On January 21, 2025, Daktronics filed a preliminary proxy statement with the SEC relating to a special meeting of shareholders (the "Special Meeting") to consider and vote on a proposal to change its legal domicile from South Dakota to Delaware (the "Reincorporation Proposal"). On January 31, 2025, the Holder filed a preliminary proxy statement with the SEC disclosing its intention to solicit proxies against the Reincorporation Proposal. On February 6, 2025, the Holder commenced an action in the United States District Court for the District of South Dakota, Southern Division (the “Court”). Named as defendants in the complaint filed in the action (the "Complaint") are the Company and Reece Kurtenbach. The Complaint asserts, among other things, that the defendants breached fiduciary duties in connection with the Reincorporation Proposal and Holder's own claimed intention to call a special meeting of shareholders. The Complaint seeks to preliminarily and permanently enjoin the Defendants from setting a record date and holding a special meeting to vote on the Reincorporation Proposal and from soliciting votes and proxies in connection with that meeting until after the Holder can call for and conduct a special meeting to consider and vote on de-classifying the Board of Directors and other governance changes, and for certain other declaratory and monetary relief. On February 25, 2025, the South Dakota District Court issued a memorandum to counsel indicating its intention to deny Alta Fox's preliminary injunction motion in a forthcoming written opinion and order.

On March 3, 2025, the Company entered into a Cooperation Agreement with Alta Fox (the "Cooperation Agreement"). In connection with the Cooperation Agreement, among other things, Alta Fox agreed to dismiss with prejudice all claims against the Company and its directors and/or officers, including its pending litigation against the Company with the Court. Pursuant to the Cooperation Agreement, Alta Fox also agreed to vote all shares of the Company's common stock that it beneficially owns in favor of the Reincorporation Proposal at the Special Meeting. For further information on the Cooperation Agreement, please refer to Item 1.01 of the Current Report on Form 8-K filed with the SEC on March 3, 2025, which is incorporated herein by reference.

Expiration of Rights Agreement: Pursuant to the Cooperation Agreement, the Company agreed to amend that certain Rights Agreement, dated as of November 16, 2018, by and between the Company and Equiniti Trust Company, LLC (the “Rights Agent”), as amended on November 19, 2021 and November 19, 2024 (as amended, the “Rights Agreement”) to accelerate its expiration. On March 3, 2025, the Company and the Rights Agent entered into the Third Amendment to Rights Agreement (the “Third Amendment”). The Third Amendment amends the Rights Agreement by accelerating the Final Expiration Date (as defined in the Rights Agreement) of the Company’s Series A Junior Participating Preferred Stock purchase rights (the “Rights”) from the Close of Business (as defined in the Rights Agreement) on November 19, 2025 to the Close of Business on March 3, 2025. As a result of the Third Amendment, effective as of the Close of Business on

March 3, 2025, all of the Rights, which were previously distributed to holders of the Company’s common stock pursuant to the Rights Agreement, have expired and cease to be outstanding. For further information on the Third Amendment and the expiration of the Rights Agreement, please refer to Items 1.01 and 3.03 of the Current Report on Form 8-K filed with the SEC on March 3, 2025, which is incorporated herein by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the (i) financial condition of Daktronics, Inc. and its subsidiaries (the "Company", "Daktronics", "we", "our", or "us") during the period from the most recent fiscal year-end, April 27, 2024, to and including January 25, 2025; and (ii) results of operations of the Company during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this report and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts and orders, fluctuations in margins, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, the imposition of tariffs, trade wars, and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC"), as well as other publicly available information about the Company.
We also wish to caution investors that other factors might in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Form 10-K (including the information presented therein under "Item 1A. Risk Factors" of Part I), as well as other publicly available information about our Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended January 25, 2025 and January 27, 2024 unless otherwise stated.
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
Overview
We are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems and large screen video displays for sporting, commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install, and service complete integrated systems displaying real-time data, graphics, animation, and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support.
Daktronics, Inc. operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of 13-week periods following the beginning of each fiscal year. In each 53-week fiscal year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The nine months ended January 25, 2025 and January 27, 2024 contained operating results for 39 weeks.
Known Trends and Uncertainties
During fiscal 2024, we converted pandemic-related, pent-up backlog into record levels of sales and gross profit. In fiscal 2025 and beyond, we are more dependent on the timing, size, and profitability profile of the orders we win and market conditions to be able to generate sales and gross profit at similar levels. We expect the expansion of use of digital display systems in the global market over the coming years, however, recent governmental regulations and orders and related geopolitical reactions and changes to or uncertainty around federal funding priorities can impact customers willingness to invest in digital display systems which can impact the timing and levels of orders. For example, announcements from the new United States presidential administration about increased and expansive import tariffs and federal funding priorities has created near-term uncertainty about economic conditions. In recent months, we have observed an increasing number of extended quote times, which we believe is partially attributable to these conditions. As a result, while quoting activity is high, order volume timing in the near-term is more difficult to predict, making fiscal 2025 orders more difficult to predict than in fiscal 2024. In addition, the announced tariff changes are expected to increase our input costs for imports of electronic components from China and the costs of aluminum and steel in the market. Competitors importing products from China will also be impacted by the Chinese tariffs. We are monitoring and adjusting pricing for our products and services carefully to account for these dynamics.
Global investments have been made in manufacturing capacity and the advancement in display and control technologies. A majority of digital displays are constructed using standard surface mount display technology. Chip on board technologies are advancing for narrow pixel pitch ("NPP") applications. Micro-LED technologies (also referred to as NPP) are being used and advanced, especially for displays installed for short viewing distances. Advancements continue in technologies related to digital displays used in professional services, including the use of artificial intelligence and other software which improve content creation, user interfaces, digital display monitoring systems, and security. We rely on a complex supply chain for raw material and component imports and the global distribution of our products. We are adopting our manufacturing, sourcing capabilities, and product development priorities for these evolving changes in market and technology trends.
Overall, we have a unique leadership position in our target markets, which are large, growing, and enjoy resilient demand driven by our customers’ desire to improve their audience experience in sports, commercial, and transportation environments. We are investing in capacity and resources to grow the business and penetrate markets.
In addition, to capitalize on this position, we are focused on digital and business transformation, improving our cost structure, and further growing our markets. During fiscal 2025, we formed a Business Transformation Office ("BTO"), which has undertaken a comprehensive review of the Company’s business, strategy, and operations and is developing a set of strategic initiatives, enabled in part by the Company’s previously announced digital transformation, to provide even better outcomes for customers, deeper penetration of the Company's current and adjacent market verticals, above-market growth, and more efficient delivery, fulfillment, and service. These initiatives, overseen by the BTO, were designed and structured to support our ambitious targets to grow revenue faster than our addressable market, expand operating margins to 10-12 percent, and generate returns on capital in the 17-20 percent range consistently above the Company's cost of capital (the "Business Transformation Plan"). To accelerate these initiatives, we are projecting to spend between $8.0 million and $10.0 million for transformation efforts in fiscal 2025.
As our business has grown and become more complex, we have come to recognize the importance of evolving our corporate governance structure. Delaware is the legal domicile for most large, publicly traded companies, and its corporate law is well understood, clear and predictable and provides strong shareholder rights and protections. We began the process to change our legal domicile to Delaware and enhance our governance frameworks in fiscal 2025. On January 21, 2025, Daktronics filed a preliminary proxy with the SEC relating to a special meeting of shareholders (the "Special Meeting") to consider and vote on a proposal to change its legal domicile from South Dakota to Delaware (the "Reincorporation Proposal"). On January 31, 2025 the Holder filed a preliminary proxy statement with the SEC disclosing its intention to solicit proxies against the Reincorporation Proposal. On February 6, 2025, one of our shareholders, Alta Fox Opportunities Fund, LP (the "Holder," and collectively with its affiliates, "Alta Fox") commenced an action in the United States District Court for the District of South Dakota, Southern Division. For the first nine months of the quarter, $2.1 million of legal and advisor related expenses were incurred for these matters.
On March 3, 2025, the Company entered into a Cooperation Agreement with Alta Fox (the “Cooperation Agreement”). In connection with the Cooperation Agreement, among other things, Alta Fox agreed to dismiss with prejudice all claims against the Company and its directors and/or officers, including its pending litigation against the Company with the Court. Pursuant to the Cooperation Agreement, Alta Fox also agreed to vote all shares of the Company’s common stock that it beneficially owns in favor of the Reincorporation Proposal at the Special Meeting. The Company has agreed to pay Alta Fox $1.2 million, which will be expensed in the fourth quarter of 2025. To conclude these matters, including the litigation, we expect that additional costs will be incurred in future reporting periods. For further information on the Cooperation Agreement, please refer to Item 1.01 of the Current Report on Form 8-K filed with the SEC on March 3, 2025, which is incorporated herein by reference, and “Note 13. Subsequent Events” of this Quarterly Report on Form 10-Q.
We carefully evaluate our capacity and resource levels to the conditions noted; however, there can be periods during which sales and expenses can be misaligned and periods we invest more in transformational and corporate governance activities, all impacting our profitability levels in the near-term.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our Company.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JANUARY 25, 2025 AND JANUARY 27, 2024
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
Our product order backlog as of January 25, 2025 was $273.2 million as compared to $328.3 million as of January 27, 2024 and $316.9 million as of April 27, 2024. The decrease in backlog to more historical levels is a result of fulfilling orders at a faster, more normalized pace as supply chain conditions have stabilized, production lead times have improved, and we have been utilizing our increased capacity.

We expect to fulfill the backlog as of January 25, 2025 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from customer site conditions, which are outside our control.
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended January 25, 2025 and January 27, 2024:

	January 25, 2025	% of Net sales (1)	January 27, 2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$149,507	100.0%	$170,303	100.0%	$(20,796)	(12.2)%
Cost of sales	112,726	75.4	128,585	75.5	(15,859)	(12.3)
Gross profit	36,781	24.6	41,718	24.5	(4,937)	(11.8)

Operating expenses:
Selling	14,471	9.7	14,258	8.4	213	1.5
General and administrative	16,498	11.0	10,589	6.2	5,909	55.8
Product design and development	9,440	6.3	8,835	5.2	605	6.8
Total operating expenses	40,409	27.0	33,682	19.8	6,727	20.0
Operating (loss) income	(3,628)	(2.4)	8,036	4.7	(11,664)	(145.1)

Nonoperating (expense) income:
Interest income (expense), net	508	0.3	(745)	(0.4)	1,253	(168.2)
Change in fair value of convertible note	(14,083)	(9.4)	6,340	3.7	(20,423)	(322.1)
Other expense and debt issuance costs write-off, net	(613)	(0.4)	(1,000)	(0.6)	387	(38.7)
(Loss) income before income taxes	(17,816)	(11.9)	12,631	7.4	(30,447)	(241.0)
Income tax (benefit) expense	(660)	(0.4)	1,889	1.1	(2,549)	(134.9)
Net (loss) income	$(17,156)	(11.5)%	$10,742	6.3%	$(27,898)	(259.7)%

Diluted earnings per share	$(0.36)		$0.09		$(0.45)	(500.0)%
Diluted weighted average shares outstanding	47,764		50,837		$(3,073)	(6.0)%

Orders	$186,904		$192,063		$(5,159)	(2.7)%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The sales decrease in the third quarter of fiscal 2025 compared to the same period in fiscal 2024 was the result primarily of lower volumes in the Live Events business unit, partially offset by increased sales in the Commercial and International business units. Sales in our High School Park and Recreation and Transportation business units were relatively flat. The amount of recognized revenue associated with performance obligations satisfied in prior years during the three months ended January 25, 2025 and January 27, 2024 was immaterial.
Order volume decline in the third quarter of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to an order decrease in the Live Events, High School Park and Recreation, and Transportation business units. Variability in orders comparatively is typical in these large project business areas and during the time of year for sports projects. These declines were offset by large project bookings in the International and Commercial business units.
Gross profit as a percentage of net sales increased slightly to 24.6 percent for the third quarter of fiscal 2025 as compared to 24.5 percent for the same period a year ago. Total warranty expense as a percentage of sales decreased to 0.9 percent for the third quarter of fiscal 2025 as compared to 1.9 percent for the same period from a year ago.
Selling expenses in the third quarter of fiscal 2025 remained relatively flat compared to the same period last year.
General and administrative expenses increased in the third quarter of fiscal 2025 compared to the same period in fiscal 2024 because of higher personnel related wages and benefits for increased staffing levels primarily for our digital transformation strategies and increased professional fees. During the third quarter of fiscal 2025, additional professional fees included consultant, legal, and advisory related expenses associated with business transformation initiatives and corporate governance matters, which totaled $4.8 million.
Product design and development expenses increased in the third quarter of fiscal 2025 primarily due to personnel-related expenses and for increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including micro-LED products and new control capabilities.
Interest income (expense), net expenses increased in the third quarter of fiscal 2025 primarily due to higher cash levels invested in interest-bearing accounts offsetting interest expense.
Change in fair value of Convertible Note results from accounting for the senior secured convertible note dated May 11, 2023 we issued to Alta Fox Opportunities Fund, LP during fiscal 2024 (the "Convertible Note") under the fair value option. The fair value changed of the note increased due primarily due to the stock price increase and its effect on the valuation of the embedded features of the Convertible Note.
Other expense and debt issuance costs write-off, net was relatively flat compared to the same period last year.
Income tax expense: For the three months ended January 25, 2025, our effective tax rate was 3.7 percent compared to an effective tax rate of 15.0 percent for the three months ended January 27, 2024. The lower tax rate is due to the tax effect of the increase of the Convertible Note fair value adjustment to expense that is not deductible for tax purposes reduced by the tax effect of the period's decrease in pre-tax income, whereas the tax rate was higher in the prior period due to a decrease in the fair value adjustment in proportion to the increase in pre-tax income during the quarter.

Reportable Segment Performance Summary
The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the three months ended January 25, 2025 and January 27, 2024:

	Three Months Ended January 25, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$37,976		$46,072		$29,367		$18,789		$17,303		$149,507
Cost of sales	28,890	76.1%	37,278	80.9%	20,075	68.4%	11,863	63.1%	14,620	84.5%	112,726	75.4%
Gross profit	9,086	23.9	8,794	19.1	9,292	31.6	6,926	36.9	2,683	15.5	36,781	24.6
Selling	3,870	10.2	2,991	6.5	3,845	13.1	1,279	6.8	2,486	14.4	14,471	9.7
Contribution margin	5,216	13.7	5,803	12.6	5,447	18.5	5,647	30.1	197	1.1	22,310	14.9
General and administrative	—	—	—	—	—	—	—	—	—	—	16,498	11.0
Product design and development	—	—	—	—	—	—	—	—	—	—	9,440	6.3
Operating income	$5,216	13.7%	$5,803	12.6%	$5,447	18.5%	$5,647	30.1%	$197	1.1%	$(3,628)	(2.4)%

Orders	$40,983		$78,132		$34,549		$13,838		$19,402		$186,904

	Three Months Ended January 27, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$33,292		$73,393		$28,764		$19,605		$15,249		$170,303
Cost of sales	27,746	83.3%	52,291	71.2%	20,735	72.1%	13,425	68.5%	14,388	94.4%	128,585	75.5%
Gross profit	5,546	16.7	21,102	28.8	8,029	27.9	6,180	31.5	861	5.6	41,718	24.5
Selling	4,072	12.2	3,115	4.2	3,514	12.2	978	5.0	2,579	16.9	14,258	8.4
Contribution margin	1,474	4.4	17,987	24.5	4,515	15.7	5,202	26.5	(1,718)	(11.3)	27,460	16.1
General and administrative	—	—	—	—	—	—	—	—	—	—	10,589	6.2
Product design and development	—	—	—	—	—	—	—	—	—	—	8,835	5.2
Operating income	$1,474	4.4%	$17,987	24.5%	$4,515	15.7%	$5,202	26.5%	$(1,718)	(11.3)%	$8,036	4.7%

Orders	$34,524		$95,217		$35,385		$18,924		$8,013		$192,063

	Three Months Ended Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$4,684	14.1%	$(27,321)	(37.2)%	$603	2.1%	$(816)	(4.2)%	$2,054	13.5%	$(20,796)	(12.2)%
Cost of sales	1,144	4.1	(15,013)	(28.7)	(660)	(3.2)	(1,562)	(11.6)	232	1.6	(15,859)	(12.3)
Gross profit	3,540	63.8	(12,308)	(58.3)	1,263	15.7	746	12.1	1,822	211.6	(4,937)	(11.8)
Selling	(202)	(5.0)	(124)	(4.0)	331	9.4	301	30.8	(93)	(3.6)	213	1.5
Contribution	3,742	253.9	(12,184)	(67.7)	932	20.6	445	8.6	1,915	(111.5)	(5,150)	(18.8)
General and administrative	—	—	—	—	—	—	—	—	—	—	5,909	55.8
Product design and development	—	—	—	—	—	—	—	—	—	—	605	6.8
Operating income	$3,742	253.9%	$(12,184)	(67.7)%	$932	20.6%	$445	8.6%	$1,915	(111.5)%	$(11,664)	(145.1)%

Orders	$6,459	18.7%	$(17,085)	(17.9)%	$(836)	(2.4)%	$(5,086)	(26.9)%	$11,389	142.1%	$(5,159)	(2.7)%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

In the third quarter of fiscal 2025, total net sales and gross profit percentage declined due to the cumulative effects of the following:
Commercial: The increase in net sales in the third quarter of fiscal 2025 compared to the same period one year ago was driven by fulfilling orders in our digital billboards niche and Spectacular LED video display projects. On-Premise digital signage sales were similar to last year. Gross profit as a percentage of sales increased due to a shift in mix to products with higher margins and higher sales volume over relatively fixed cost structure. Selling expense decreased as a percentage of sales primarily because of the increase in sales volume during the quarter. The increase in order bookings in our Spectacular niche was attributable to LED video display project orders with governmental and multi-use commercial and retail facilities. Digital billboard order bookings during the quarter increased as a result of marketing efforts to independent billboard operators and the timing of a bulk order from a national Out-of-Home advertising company.
Live Events: The decrease in net sales in the third quarter of fiscal 2025 was due to the absence of the fulfillment of a large project, which we had in the same quarter a year ago and because of order volume declines and the differences in expected timing to fulfill current backlog compared to last year's scheduling. The decline in gross profit as a percentage of sales in the quarter is attributable to lower sales volume over relatively fixed cost structure. Selling expense decreased quarter over quarter; however, selling expense as a percentage of sales increased due to the lower sales volume. Order bookings vary because of large project booking impacts and seasonal sports impacts. During the third quarter of fiscal 2025, we booked a large NFL stadium project but had lower orders for baseball facilities.
High School Park and Recreation: Sales were relatively flat during third quarter of fiscal 2025 compared to the same period one year ago. Gross profit as a percentage of sales increased due to a more cost-effective video offering in addition to efficient use of manufacturing expenses. Selling expenses increased primarily because of personnel related wages. Order bookings were down slightly to the prior year.
Transportation: Sales decreased slightly during the third quarter of fiscal 2025 compared to the same period one year ago due to lower order bookings which reduced the level of backlog available to build. Gross profit as a percentage of sales increased due to a change in product mix and a warranty estimate reduction. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of the timing of large project bookings which have inherent volatility.
International: The increase in net sales in the third quarter of fiscal 2025 was driven by higher backlog and higher orders. Gross profit as a percentage of sales increased as a result of a higher sales volume. Selling expense remained relatively flat in the third quarter of fiscal 2025 compared to the same period in the prior year. The increase in order bookings is primarily driven by successful bookings in Europe and Middle East to out of home niche customers.

RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED JANUARY 25, 2025 AND JANUARY 27, 2024
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the nine months ended January 25, 2025 and January 27, 2024:

	January 25, 2025	% of Net sales (1)	January 27, 2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$583,926	100.0%	$602,203	100.0%	$(18,277)	(3.0)%
Cost of sales	431,584	73.9	435,139	72.3	(3,555)	(0.8)
Gross profit	152,342	26.1	167,064	27.7	(14,722)	(8.8)

Operating expenses:
Selling	44,811	7.7	41,840	6.9	2,971	7.1
General and administrative	43,771	7.5	31,077	5.2	12,694	40.8
Product design and development	28,902	4.9	26,459	4.4	2,443	9.2
Total operating expenses	117,484	20.1	99,376	16.5	18,108	18.2
Operating (loss) income	34,858	6.0	67,688	11.2	(32,830)	(48.5)

Nonoperating (expense) income:
Interest income (expense), net	710	0.1	(2,952)	(0.5)	3,662	(124.1)
Change in fair value of convertible note	(25,369)	(4.3)	(11,570)	(1.9)	(13,799)	119.3
Other expense and debt issuance costs write-off, net	(2,612)	(0.4)	(6,282)	(1.0)	3,670	(58.4)
(Loss) income before income taxes	7,587	1.3	46,884	7.8	(39,297)	(83.8)
Income tax (benefit) expense	8,283	1.4	14,781	2.5	(6,498)	(44.0)
Net (loss) income	$(696)	(0.1)%	$32,103	5.3%	$(32,799)	(102.2)%

Diluted earnings per share	$(0.01)		$0.69		$(0.70)	(101.4)%
Diluted weighted average shares outstanding	46,944		46,608		336	0.7%

Orders	$540,664		$534,386		$6,278	1.2%

(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The net sales decrease in the first nine months of fiscal 2025 was the result of lower volumes in the Commercial, High School Parks and Recreation, and International business units offset by higher sales levels in the Transportation business unit. The net sales for the Live Events business unit remained relatively flat in the first nine months of fiscal 2025 compared to the same period a year prior. The amount of revenue recognized associated with performance obligations satisfied in prior years during the nine months ended January 25, 2025 and January 27, 2024 was immaterial.
Order volume growth was driven by rebounding demand in the Spectacular and Out‐of‐Home markets in our Commercial business unit and solid growth in the High School Parks and Recreation and International business units. These higher orders offset an order decrease in the Live Events and Transportation business units. Variability in orders comparatively is typical in these large project business areas.
Gross profit as a percentage of sales decreased in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 partially because of sales mix differences between periods. Total warranty expense as a percent of sales decreased slightly to 1.6 percent for the first nine months of fiscal 2025 as compared to 2.1 percent for same period from a year ago.
Selling expenses increased because of increases in personnel related wages and benefits expenses for increased staffing levels to support future growth; travel and entertainment; and marketing, conventions, and advertising.
General and administrative expenses increased in the first nine months of fiscal 2025 because of personnel related wages and benefits for increased staffing levels primarily for our digital transformation strategies and increased professional fees. During the first nine months of fiscal 2025, additional professional fees included consultant, legal, and advisory related expenses associated with business transformation initiatives and corporate governance matters, which totaled $9.0 million.
Product design and development expenses increased in the first nine months of fiscal 2025 compared to the same period a year ago primarily due to personnel-related expenses and for increased staffing levels. Our focus has been to advance product features aligned with customer needs and to reduce product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including micro-LED products and new control capabilities.
Interest income (expense), net increased primarily due to higher cash levels invested in interest-bearing accounts offsetting interest expense.
Change in fair value of Convertible Note results from accounting for the Convertible Note, under the fair value option. The fair value change was primarily caused by the two principal tranches that were force converted during the third quarter as well as an increase in value of the embedded features of the remaining portion of the Convertible Note as our stock price has increased since April 27, 2024.
Other expense and debt issuance costs write-off, net: The change in Other expense and debt issuance costs write-off, net for the first nine months of fiscal 2025 as compared to the same period one year ago was primarily due to expensing $3.4 million of debt issuance costs related to the Convertible Note issuance in fiscal 2024.
Income tax expense: For the nine months ended January 25, 2025, we recorded an effective tax rate of 109.2 percent, as compared to 31.5 percent for the nine months ended January 27, 2024. Both periods' income before taxes included the impacts of the change in Convertible Note fair value adjustment to expense which is not deductible and is the primary driver of the effective tax rate for both periods.

Reportable Segment Performance Summary
The following table shows information regarding our contribution margin reconciled to GAAP operating income of our reportable segments for the nine months ended January 25, 2025 and January 27, 2024:

	Nine Months Ended January 25, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$115,614		$231,887		$125,444		$62,757		$48,224		$583,926
Cost of sales	87,795	75.9%	182,095	78.5%	81,032	64.6%	39,410	62.8%	41,252	85.5%	431,584	73.9%
Gross profit	27,819	24.1	49,792	21.5	44,412	35.4	23,347	37.2	6,972	14.5	152,342	26.1
Selling	12,808	11.1	8,172	3.5	11,932	9.5	4,080	6.5	7,819	16.2	44,811	7.7
Contribution margin	15,011	13.0	41,620	17.9	32,480	25.9	19,267	30.7	(847)	(1.8)	107,531	18.4
General and administrative	—	—	—	—	—	—	—	—	—	—	43,771	7.5
Product design and development	—	—	—	—	—	—	—	—	—	—	28,902	4.9
Operating income (loss)	$15,011	13.0%	$41,620	17.9%	$32,480	25.9%	$19,267	30.7%	$(847)	(1.8)%	$34,858	6.0%

Orders	$127,653		$199,555		$116,834		$48,819		$47,803		$540,664

	Nine Months Ended January 27, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$122,628		$233,602		$133,940		$61,217		$50,816		$602,203
Cost of sales	97,082	79.2%	165,326	70.8%	88,666	66.2%	41,168	67.2%	42,897	84.4%	435,139	72.3%
Gross profit	25,546	20.8	68,276	29.2	45,274	33.8	20,049	32.8	7,919	15.6	167,064	27.7
Selling	12,948	10.6	8,302	3.6	10,550	7.9	2,905	4.7	7,135	14.0	41,840	6.9
Contribution margin	12,598	10.3	59,974	25.7	34,724	25.9	17,144	28.0	784	1.5	125,224	20.8
General and administrative	—	—	—	—	—	—	—	—	—	—	31,077	5.2
Product design and development	—	—	—	—	—	—	—	—	—	—	26,459	4.4
Operating income	$12,598	10.3%	$59,974	25.7%	$34,724	25.9%	$17,144	28.0%	$784	1.5%	$67,688	11.2%

Orders	$101,167		$226,436		$103,924		$59,409		$43,450		$534,386

	Nine Months Ended Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(7,014)	(5.7)%	$(1,715)	(0.7)%	$(8,496)	(6.3)%	$1,540	2.5%	$(2,592)	(5.1)%	$(18,277)	(3.0)%
Cost of sales	(9,287)	(9.6)	16,769	10.1	(7,634)	(8.6)	(1,758)	(4.3)	(1,645)	(3.8)	(3,555)	(0.8)
Gross profit	2,273	8.9	(18,484)	(27.1)	(862)	(1.9)	3,298	16.4	(947)	(12.0)	(14,722)	(8.8)
Selling	(140)	(1.1)	(130)	(1.6)	1,382	13.1	1,175	40.4	684	9.6	2,971	7.1
Contribution margin	2,413	19.2	(18,354)	(30.6)	(2,244)	(6.5)	2,123	12.4	(1,631)	(208.0)	(17,693)	(14.1)
General and administrative	—	—	—	—	—	—	—	—	—	—	12,694	40.8
Product design and development	—	—	—	—	—	—	—	—	—	—	2,443	9.2
Operating income (loss)	$2,413	19.2%	$(18,354)	(30.6)%	$(2,244)	(6.5)%	$2,123	12.4%	$(1,631)	(208.0)%	$(32,830)	(48.5)%

Orders	$26,486	26.2%	$(26,881)	(11.9)%	$12,910	12.4%	$(10,590)	(17.8)%	$4,353	10.0%	$6,278	1.2%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

In the first nine months of fiscal 2025, sales were slightly lower and gross profit levels declined because of the change in operating environments over the two periods.
Commercial: Sales were down in the first nine months of fiscal 2025 primarily because we fulfilled fewer larger sized video display projects offset by increases in sales in the out of home segment. Larger projects cause inherent volatility in comparison and sales and orders because of the unique nature of each customer's timing and project needs. There were fewer large sized projects in the market and ordered early this year as compared to prior years, causing the change in sales volumes. Sales increases related to the out of home area follows the reasons for the increase in orders. Gross profit as a percentage of sales increased due to improved fulfillment costs and pricing strategies. Selling expenses remained relatively flat in dollars. Order bookings increased in the out of home areas as result in our marketing efforts to independent billboard operators and increased demand and availability of large sized video display projects.
Live Events: The decrease in net sales for the first nine months of fiscal 2025 was driven by timing of large projects and customer delivery schedules for these orders in the third quarter of fiscal 2025. The decline in gross profit as a percentage of sales is partially attributable to the sales mix differences between periods. Selling expenses remained relatively flat in dollar amounts and decreased as a percent of sales. The change in orders was impacted by the timing of large contract orders which cause inherent lumpiness and volatility in comparisons.
High School Park and Recreation: The decrease in net sales for the first nine months of fiscal 2025 was driven by converting the high level of backlog related to supply chain disruptions from the first quarter of fiscal 2024 compared to the more normal level backlog at the beginning of fiscal 2025. Gross profit as a percentage of sales increased due to the market shift to more video projects and better utilization of manufacturing department expenses. Selling expenses increased primarily because of personnel related wages and benefits costs for investments in staffing to support future growth. Order bookings increased as a result of the trends for schools increasingly using video solutions, which are larger dollar-sized transactions than traditional scoreboard projects.
Transportation: The increase in net sales during the first nine months of fiscal 2025 was driven by fulfilling orders in backlog and continued order bookings, especially in large intelligent transportation system projects. Gross profit as a percentage of sales increased as a result of a change in product mix, the recognition of a $1.0 million project related insurance reimbursement, and a reduction in warranty reserves. Selling expenses increased primarily because of personnel related wages and benefit costs for investments in staffing to support future growth. Available orders in the market are smaller this year and uncertainty around federal funding has caused orders to decline.
International: The decrease in net sales in the first nine months of fiscal 2025 was driven by timing of conversion of orders due to lower backlog in the prior period. Gross profit decreased primarily because of lower sales volume over relatively fixed cost structure. Even with efforts to decrease selling and other operational costs, our International business unit operated at a negative contribution margin. We are seeing higher demand in International markets that were previously impacted by inflationary environment and geopolitical events which has driven the increase in orders.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	January 25, 2025	January 27, 2024	Dollar Change
Net cash provided by (used in):
Operating activities	$74,839	$53,789	$21,050
Investing activities	(17,782)	(17,055)	(727)
Financing activities	(6,594)	15,689	(22,283)
Effect of exchange rate changes on cash	28	80	(52)
Net increase in cash, cash equivalents and restricted cash	$50,491	$52,503	$(2,012)
Net cash provided by operating activities: The $74.8 million of cash provided by operating activities during the first nine months of fiscal 2025 was the result of business profitability (adjusting operating loss for non-cash expenses, primarily depreciation and amortization and loan fair value charges) and net positive changes in operating asset and liabilities primarily due the receivable and contract asset collections and our initiatives to lower inventory offset by payments of accounts payable and income taxes.
The changes in net operating assets and liabilities for the nine months ended January 25, 2025 and January 27, 2024 consisted of the following:

	Nine Months Ended
	January 25, 2025	January 27, 2024
(Increase) decrease:
Accounts receivable	$21,803	$8,725
Long-term receivables	(2,755)	1,123
Inventories	25,043	8,880
Contract assets	15,761	(1,213)
Prepaid expenses and other current assets	1,173	1,788
Income tax receivables	(4,596)	(1,175)
Investment in affiliates and other assets	(954)	201
Increase (decrease):
Accounts payable	(16,871)	(18,325)
Contract liabilities	2,327	(19,351)
Accrued expenses	(3,656)	4,484
Warranty obligations	(3,574)	656
Long-term warranty obligations	1,920	1,493
Income taxes payable	(4,642)	(2,260)
Long-term marketing obligations and other payables	(15)	1,568
	$30,964	$(13,406)
Net cash used in investing activities: During the first nine months of fiscal 2025 and fiscal 2024, purchases of property and equipment totaled $14.7 million and $13.6 million, respectively, and investments in affiliates were $3.3 million and $4.1 million, respectively.
Net cash (used in) provided by financing activities: During the first nine months of fiscal 2025, financing cash outflow included $9.0 million for payments for shares repurchased and $1.7 million for payments on notes payable, partially offset by cash inflow of $5.1 million received for the exercise of stock options. Cash inflow from the first nine months of fiscal 2024 resulted from closing on the $25.0 million Convertible Note financing, which had an outstanding balance of $11.1 million as of January 25, 2025, and the $15.0 million mortgage financing in the first quarter of fiscal 2024. These inflows were partially offset by the payoff of our previous credit line of $18.5 million, expending $6.8 million of debt issuance costs, and principal payments made on the mortgage financing.
Debt and Cash
We maintain a $60.0 million asset-based revolving credit facility with a maturity date of May 11, 2026 ("ABL") that is subject to customary covenants and conditions. As of January 25, 2025, we had $33.4 million borrowing capacity on the ABL after $3.5 million used to secure letters of credit outstanding. We had no borrowings against the ABL. As of January 25, 2025, the outstanding principal balance of $12.8 million on a loan which is secured by a first priority mortgage on our Brookings, South Dakota real estate. The outstanding principal balance under the Convertible Note was $11.1 million. The Convertible Note is secured by a second priority lien on the assets securing the ABL facility and a first priority lien on substantially all the other assets of the Company, excluding all real property.

The Company continued to execute on its intentions to convert the remainder of the Convertible Note during the third quarter and subsequent to the end of the quarter. The details of these transactions include: On January 10, 2025, the Company issued notice to the Holder, to force the conversion of the third tranche of $7.0 million of the principal and interest balance on February 3, 2025 of the Convertible Note at the conversion price of $6.31 per share into 1.1 million shares of the Company's common stock. On February 10, 2025, the Company issued notice to the Holder to force the conversion of the fourth and final tranche of $4.3 million on March 4, 2025, the remaining principal and interest balance of the Convertible Note. We will issue the shares upon the Holder’s indicating the ability to take delivery of the shares under the maximum ownership provisions of the Convertible Note.
As of January 25, 2025, we had $132.2 million in cash and cash equivalents. We believe cash flow from operations, existing line of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs.
Our cash and cash equivalent balances consist of high-quality, short-term money market instruments.
Working Capital
Working capital was $232.0 million and $209.7 million as of January 25, 2025 and April 27, 2024, respectively. The changes in working capital, particularly changes in inventory, accounts payable, accounts receivable, and contract assets and liabilities, are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $8.9 million of retainage on long-term contracts included in receivables and contract assets as of January 25, 2025, which we expect to collect within one year.
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
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting to spend between $8.0 million to $10.0 million for transformation efforts during fiscal 2025. Our total capital expenditures are expected to be approximately $20.7 million for fiscal 2025. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments.
In addition to capital expenditures, we plan to make additional investments in our general and administrative expenses to execute our broad digital transformation strategies to modernize our service systems for field service automation, advance our enterprise performance planning capabilities, and improve and automate quoting and sales processes.
We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $1.5 million in fiscal 2025 in our current affiliates. We may make additional investments beyond our commitments.
We are sometimes required to obtain performance bonds for display installations, and we have an aggregate of $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 25, 2025, we had $20.4 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
During the first nine months of fiscal 2025, there were no material changes in our contractual obligations. See the Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, and commodity risks as disclosed in the Form 10-K.
There have been no material changes in our exposure to the market risks identified in the Form 10-K during the first nine months of fiscal 2025.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. As of January 25, 2025, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 25, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting

During the quarter ended January 25, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See "Note 8. Commitments and Contingencies" and "Note. 13. Subsequent Events" of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on any legal proceedings and claims.

Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Quarterly Report on Form 10-Q, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in the Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On November 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on December 3, 2024 at the conversion price of $6.31 per share (the "Conversion Price") into 1,109 shares of the Company's common stock (the "December Conversion"). On December 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on January 3, 2025 at the Conversion Price into 1,109 shares of the Company's common stock (the "January Conversion"). On January 27, 2025, in accordance with the terms of the Convertible Note, the Company settled $14,000 of the principal balance and accrued interest of the Convertible Note in exchange for the issuance of 2,218 shares of the Company's common stock (based on the Conversion Price). On January 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on February 3, 2025 at the conversion price of $6.31 per share into 1,109 shares of the Company's common stock (the "February Conversion"). On February 3, 2025, in accordance with the terms of the Convertible Note, the Company settled the February Conversion.

The shares of common stock that were issued upon conversion of the Convertible Note in the third fiscal quarter ended January 25, 2025 were offered and sold in transactions exempt from registration under the Securities Act in reliance on Section 4(a)(2) or Section 3(a)(9) of the Securities Act and Regulation D under the Securities Act. For more information about the December Conversion and the January Conversion, please refer to "Note 7. Financing Agreements" and “Note 13. Subsequent Events” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
(b) Share Repurchases
The following table provides information about share repurchases of common stock during the third quarter of fiscal 2025, there were no share repurchases during the first two quarters of fiscal 2025.

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 27, 2024 - November 23, 2024	—	—	—	$29,354,956
November 24, 2024 - December 21, 2024	232,560	$17.65	232,560	$25,249,307
December 22, 2024 - January 25, 2025	303,137	$16.20	303,137	$20,338,904
Total	535,697		535,697
(1) The share repurchases described in the above table were made pursuant to the $40.0 million share repurchase program authorized by the Company's Board of Directors (the "Board" or "Board of Directors") on June 17, 2016 (the "Repurchase Program"). On April 1, 2020, the Board of Directors voted to suspend repurchases under the Repurchase Program. On December 2, 2021, the Board of Directors reinstated the Repurchase Program. The Repurchase Program has no fixed expiration date.

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

3.2
Second Amended and Restated Bylaws of Daktronics, Inc., dated as of March 3, 2025(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Daktronics, Inc. on March 3, 2025).

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

4.4
Third Amendment to Rights Agreement, dated as of March 3, 2025, by and between Daktronics, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Daktronics, Inc. on March 3, 2025).

10.1
Securities Purchase Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.2
Senior Secured Convertible Note dated as of May 11, 2023 issued by Daktronics, Inc. to Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.3
Pledge and Security Agreement dated as of May 11, 2023 by and among Daktronics, Inc., Daktronics Installation, Inc., and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.4
Registration Rights Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (Incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

10.5
Cooperation Agreement dated as of March 3, 2025 by and between Daktronics, Inc. and Alta Fox Capital Management, LLC, Alta Fox Opportunities Fund, LP, Alta Fox GenPar, LP, Alta Fox Equity, LLC and P. Connor Haley (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 3, 2025).

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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (2)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (2)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Filed herewith electronically.
(2) Furnished herewith electronically.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Sheila M. Anderson
Daktronics, Inc.
Sheila M. Anderson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 5, 2025