Form 10-K/A
period 2024-04-27
DAKTRONICS INC /SD/
filed 2025-06-20
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 27, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___.
Commission File Number:
001-38747

Daktronics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0306862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Daktronics Drive Brookings, SD	57006
(Address of Principal Executive Offices)	(Zip Code)
(605)
692-0200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DAKT	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
at October 26, 2024 (which is the last business day of the Registrant’s most recently completed second quarter), computed by reference to the closing sales price of the Registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $609,743,641. For purposes of determining this number, individual stockholders holding more than 10 percent of the Registrant’s outstanding common stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form
10-K
and does not represent an admission by either the Registrant or any such person as to the status of such person.
The number of shares of the Registrant’s common stock outstanding as of June 9, 2025 was 49,113,282.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

EXPLANATORY NOTE
On June 26, 2024, Daktronics, Inc. (the “
Company
”) filed its Annual Report on Form
10-K
for the fiscal year ended April 27, 2024 (the
“
Original Form
10-K
”
). This Amendment No. 1 (the
“
Amendment
”
) is being filed solely to replace the consent of Deloitte & Touche LLP (the “
Consent
”) previously filed as Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to the Original Form
10-K.
The Company possessed a correct, manually signed copy of the Consent when the Original Form
10-K
was filed with the Securities and Exchange Commission (the “
SEC
”), but due to an administrative error, an incorrect version of the Consent was inadvertently included in the Original Form
10-K.
This Amendment includes Item 15 of Part IV of the Original Form
10-K
that includes: (i) the corrected Consent; and (ii) as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act (collectively, the “
Section
 302
Certifications
”). As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the Section 302 Certifications have been omitted. Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350) are not included herewith as no financial statements are being filed with this Amendment.
This Amendment does not modify, amend, or update any of the financial statements or other information contained in the Original Form
10-K.
Except for the foregoing amended information, the information disclosed in this Amendment does not reflect events occurring after the filing date of the Original Form
10-K.
Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Form
10-K.
Information in such reports and documents updates and supersedes certain information contained in the Original Form
10-K.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The following exhibits are filed as part of this Amendment. Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 001-38747 unless otherwise indicated.

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

4.5

Daktronics, Inc. 2015 Incentive Stock Plan (“2015 Plan”) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 14, 2015, Commission File No. 000-23246).*

4.6	Daktronics, Inc. 2020 Incentive Stock Plan (“2020 Plan”) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*

4.7	Form of Restricted Stock Award Agreement under the 2020 Plan (Incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on September 3, 2020).*

4.8	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on September 3, 2020).*

4.9	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on September 3, 2020).*

4.10	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (Incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on September 3, 2020).*

4.11

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.11 filed with our Annual Report on Form 10-K filed on July 12, 2023).)

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

19	Daktronics, Inc. Stock Trading Policy for All Employees and Directors. (1)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (2)

24	Power of Attorney. (1)

31.1

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

97	Daktronics, Inc. Clawback Policy. (1)

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

(1)	Filed with the Original Form 10-K.
(2)	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement
**	Paper Filing

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2025.

DAKTRONICS, INC.

By:	/s/ Howard I. Atkins
Howard I. Atkins
Acting Chief Financial Officer
(Principal Financial Officer)