Form 10-K
period 2025-04-26
DAKTRONICS INC /SD/
filed 2025-06-25
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 26, 2025
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended April 26, 2025.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED April 26, 2025

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (this “Form 10-K” or this “Report”) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. (As used in this Report, the terms the “Company,” “Daktronics,” “we,” “our,” or “us” mean Daktronics, Inc. and its subsidiaries.) The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts; (vii.) raw material shortages and lead times and supply chain disruptions; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to competitively price and sell product; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders; (xvi) disruptions to our business caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies; (xvii) uncertainties related to market conditions and entry into financing transactions; (xviii) the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; (xix) the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; (xx) our ability to obtain additional financing on terms favorable to us, or at all; (xxi) any future goodwill impairment charges; and (xxii) the valuation of investment in and advances to affiliates. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those factors discussed in detail in our other filings with the Securities and Exchange Commission (the "SEC").
PART I.
Item 1. BUSINESS
Business Overview
Daktronics is an industry leader in designing and manufacturing electronic scoreboards, programmable display systems, large screen video displays for sporting, and commercial and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install, and service complete integrated systems displaying real-time data, graphics, animation, and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support.
We were founded in 1968 by Dr. Aelred Kurtenbach and Dr. Duane Sander, professors of electrical engineering at South Dakota State University in Brookings, South Dakota. The Company began with the design and manufacture of electronic voting systems for state legislatures. In 1971, Daktronics developed the patented Matside® wrestling scoreboard, the first product in the Company’s growing and evolving line of scoreboard products. In 1994, Daktronics became a publicly-traded company and invested in display technologies and new markets. During fiscal 2025, we formed a Business Transformation Office (“BTO”), which has undertaken a comprehensive review of the Company’s business, strategy, and operations and is developing a set of strategic initiatives, enabled in part by the Company’s previously announced digital transformation, to provide even better outcomes for customers, deeper penetration of the Company’s current and adjacent market verticals, above-market growth, and more efficient delivery, fulfillment, and service.
We have continued these investments and have supported our long-term customer relationships to grow from a small company operating out of a garage to a world leader in the display industry. We currently employ 2,702 people globally.

We are headquartered at 201 Daktronics Dr., Brookings, SD 57006, telephone 605-692-4200. Our Internet address is https://www.daktronics.com.

Available Information
We file annual, quarterly and current reports, proxy statements, and other information with the SEC. Daktronics makes available, free of charge on the “Investor Relations” section of our website at https://investor.daktronics.com/ our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Exchange Act. Our reports and other information filed with the SEC are made available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.
Reportable Segments
We focus our sales and marketing efforts on markets, geographical regions, and products. Our five business segments consist of four domestic business units and the International business unit. The four domestic business units consist of Commercial, Live Events, High School Park and Recreation, and Transportation, all of which include the geographic territories of the United States and Canada. Financial information concerning these segments is set forth in this Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 3. Segment Reporting” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Industry Background
Over the years, our products have evolved significantly from scoreboards and matrix displays with related software applications to complex, integrated visual display systems which include full color video with text and graphics displays located on a local or remote network that are tied together through sophisticated control systems. In the mid-1990’s, as light emitting diodes (“LEDs”) became available in red, blue, and green colors with outdoor brightness, we pioneered the development of full color LED video displays capable of replicating trillions of colors, thereby producing large format video systems with excellent color, brightness, energy efficiency, and lifetime. Due to our foundation of developing scoring and graphics display systems, we were able to add video capabilities so we could meet all our customers’ large format display needs in a complete, integrated system. This has proven to be a key factor in Daktronics becoming a leader in large electronic displays. LED technologies continue to evolve and advance, creating new high-resolution and micro-LED display options of all shapes and sizes. Today, the industry continues development in both the construct of the micro-LED and production methods of micro-LED display panels using mass-transfer technology.
Integrated visual display systems are increasingly used across a variety of vertical markets including: media/advertising, stadiums/venues, hospitality/leisure, transportation, military and government, broadcast, control room, corporate and education, and retail. Generally, these vertical markets use systems to collaboratively communicate, inform, entertain, and advertise to various sized audiences. Advances in technologies and the decrease in costs of systems have opened up and increased the market’s size.
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
Manufacturing. The majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China and Ireland. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly), and testing in-house for most of our products to control quality, improve response time, and maximize cost-effectiveness. Given the cyclical nature of some parts of our business and dispersed sales geography, we balance and maintain our ability to manufacture the same products across our plants so we can efficiently utilize our capacity and reduce costs. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines through the use of product platforms to increase efficiencies. Other strategies include supplier management programs, reduction in complexity focus, and lean manufacturing techniques. For more details on our facilities, see “Part I, Item 2. Properties” in this Form 10-K.
Technical Contracting. We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions. The purchase of display systems typically involves competitive proposals. As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. We usually include site preparation and installation services related to the display system in our proposal. In these cases, we serve as a contractor and may retain subcontractors for electrical, steel, and installation labor. We have developed relationships with many subcontractors throughout the United States and the world, which is an advantage for us in bidding and delivering on these projects. We are licensed as a general contractor in many jurisdictions.
Professional Services. To assist our clients’ ability to engage, inform, and entertain their audiences, we provide professional services including event support, event production curriculum, content creation, product maintenance, marketing assistance, training on hardware and software, control room design, and continuing technical support training for operators.
Customer Service and Support. We offer limited warranties on our products, ranging from one to 10 years, against failure due to defective parts or workmanship. In addition, we offer service agreements of various scopes. To serve our customers, we provide help-desk access, parts repair and replacement, display monitoring, and on-site support. Our technical help desk has experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third-party service partners are trained to provide on-site support. We use third-party service partners to allow us to respond to the changes in volume of service requests during our seasonal peaks.
Products and Technologies
The two principal components of our systems are the display and the control system, which manages the operation of the display. We produce displays varying in complexity, size, and resolution. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display, and the amount and type of information to be displayed. The control system is comprised of various combinations of computer hardware, video processing hardware, and software products designed to compile information provided by the operator and other integrated sources to display information, graphics, video, or animation on the displays. We customize our products according to the design specifications of the customer and the conditions of the environment in which our products function.
Our products are comprised of the following product families:
•Video displays/video walls
•Scoreboards and timing systems
•LED Message displays and signs
•ITS (intelligent transportation systems) dynamic message signs

•Mass Transit displays
•Sound systems
•Digital billboards
•Digital street furniture
•Digit and price displays
•Indoor dynamic messaging systems
•Software and controllers including Venus® Control Suite (“VCS”), Show Control Studio, and Show Control Live
Each of these product families is described below:
Video Displays/Video Walls. These displays are comprised of a large number of full-color pixels capable of showing various levels of video feeds, pre-rendered graphics, and animated content with Real Time Data capabilities. These displays include red, green, and blue LEDs arranged in various combinations to form pixels. The electronic circuitry, which controls the pixels, allows for variances in the relative brightness of each LED to provide a full color spectrum, thereby displaying video images in striking, vibrant colors. Variables in video displays include the spacing of the pixels (pixel pitch), the resolution of the displays (number of pixels), the brightness of the displays (nits), the number of discrete colors the display is able to produce (color depth), the viewing angles, and the LED technology.
We offer a broad range of indoor and outdoor LED video displays with these varying features. Examples of offerings include centerhung displays, landmark displays, video walls, ribbon board displays, hanging banners, roadside displays, digital billboards, corporate office entrance displays, conference room displays, control room displays, and video displays designed for arenas, stadiums, retail stores, restaurants, malls, transportation hubs, and other similar indoor facilities.
Video displays provide content to serve as a revenue generation source through advertising or as an information and communication medium (such as scoring, statistics, wayfinding, advertising, and control center information), or to provide interior design elements to create luxurious space to feature digital art.
The control components for video displays in live event applications include our Show Control Software Suite, proprietary digital media players, and video processors. These control components provide advanced capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate an entire network of displays within a venue from a single, intuitive control interface. Its features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a venue.
Scoreboards and Timing Systems. Our line of scoreboards and timing products include indoor and outdoor scoreboards for many different sports, digit displays, scoring and timing controllers, statistics software, and other related products. Indoor and outdoor systems range in complexity from small scoreboards to larger systems incorporating scoring, timing, video, message centers, advertising panels, and control software.
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
LED Message Displays and Signs. The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with the VCS. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size, and viewing distance. Galaxy® displays can display text, graphics and animation, as well as prerecorded video clips. They are used primarily to convey information and on-premise advertising to consumers.
The VCS software is used to control the creation of messages and graphic sequences for uploading to the Galaxy® displays. This software is designed to be user friendly and applicable to all general advertising or message applications. It can be used to control a single message display or can scale up to provide a secure, cloud-based control center for large networks of message displays.
ITS Dynamic Message Signs (“DMS”). DMS products include a wide range of LED displays for road management applications. The Vanguard® family of dynamic message displays is typically used to direct traffic and inform motorists.

These displays are used over freeways, on arterial roads, near bridges, at toll booths, and in other locations. We have also developed a Vanguard® control system for these displays to help transportation agencies manage large networks of displays.
Mass Transit Displays. Our Mass Transit products include a wide range of LCD and LED display solutions for public transportation applications. Installations often involve a network of displays located on railway platforms, at bus stations, or on concourses within a transportation hub to guide travelers to their intended destination.
Sound Systems. Our sound systems include both standard and custom options. Standard systems are designed to meet the needs of a variety of indoor and outdoor sports venues based on the size and configuration of the facility. Custom indoor and outdoor systems are tailored for larger venues and venues with unique seating configurations and are often integrated into an overall venue solution for scoring, timing, message display, and/or video capability.
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
Indoor Dynamic Messaging Systems. Our Indoor Dynamic Messaging Solutions, including our legacy ADFLOW DMS™ systems, are designed for retailers and convenience stores to effectively deliver advertising campaigns and information through LED or LCD technologies. We are now transitioning these clients to our advanced VCS system. VCS builds on the foundation of DMS by offering enhanced features, improved scalability, and more integrated software capabilities, ensuring that customers continue to receive cutting-edge support as we evolve beyond DMS. This strategic shift reflects our commitment to innovation and customer satisfaction in delivering dynamic messaging solutions tailored for modern business environments.
Software and Controllers including VCS. The VCS is our platform for scheduled control capability. It can be used in any application, including Content and Advertising Software as a Service (“SaaS”), where the intended message is created in advance and scheduled to play at a predetermined time. It is available in an on-premise or hosted cloud-based configuration and is capable of supporting a single display or scaling to support many displays. For applications that require both scheduled content and live video or real-time content, a control solution can combine the capabilities of VCS with the capabilities of the Show Control Software Suite to create a powerful solution that enables customers to easily manage content on their displays. Content includes media, scoring, statistics, timing, advertising, way-finding information, playback loops, and entertainment-type visualizations.
Our Show Control Suite is an easy-to-use and a powerful integrated solution to achieve a dynamic, seamless, and fully immersive game-day production. Show Control Studio offers products designed for display control, while Show Control Live is designed for video production.
Raw Materials
Materials used in the production of our video display and control systems are sourced from around the world. Examples of the materials we use in production include LEDs, integrated circuits, printed circuit boards, power supplies, plastics, aluminum, and steel. We source some of our materials from a single-source or a limited number of suppliers due to the proprietary nature of the materials. The loss of a key supplier, part unavailability, tariff changes, price changes, war, transportation disruptions, or other geopolitical impacts to trade or transport, or defects in the supplied material or component could have an adverse impact on our business and operations. Our sourcing group is responsible for maintaining and implementing strategies to mitigate these evolving risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year. We sometimes prepay for future supply.
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
Seasonality
Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer’s needs. Our third fiscal quarter sales and profit levels are lower than in other quarters because the seasonality of our sports business, construction cycles, and the reduced number of production days due to holidays in the quarter.
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
Customers
We have a large and diverse worldwide customer base, ranging from local main street business owners, out-of-home companies, governmental agencies, and schools, colleges, and universities, to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have a material adverse effect on us. See “Note 3. Segment Reporting” of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.
Product Order Backlog
Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not metrics defined by accounting principles generally accepted in the United States of America (“GAAP”), and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.
Order and backlog levels provide management and investors additional details surrounding the results of our business activities in the marketplace and highlight fluctuations caused by seasonality and multimillion-dollar projects. Management uses orders to evaluate market share and performance in the competitive environment. Management uses backlog information for capacity and resource planning. Order fulfillment timing is dependent on customer schedules, supply chain conditions, and our capacity availability. We believe order information is useful to investors because it provides an indication of our market share and future revenues.
Our product order backlog as of April 26, 2025 was $341.6 million as compared to $316.9 million as of April 27, 2024. Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders. The increase in backlog is a result of more order bookings with the continued market adoption of digital display technology.
We expect to fulfill the backlog as of April 26, 2025 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from factors outside of our control, including customer site conditions.
Government and Other Regulation
In the United States and other countries, various laws, regulations, and ordinances related to our products and controllers restrict the installation of outdoor signs and displays, particularly in the commercial and transportation markets. These laws and regulations impose greater restrictions on electronic displays versus non-electronic displays due to alleged concerns over aesthetics or driver safety. Globally, our products are also subject to various regulations and standards including electromagnetic interference, electromagnetic compatibility, electrical safety, and flammability standards. We design and have our products tested for these regulations; however, these factors may prevent or inhibit us from selling products to some prospective customers in certain geographies.
Our manufacturing facilities and products comply with industry specific requirements, including environmental rules and regulations and safety standards. These requirements include quality, manufacturing process controls, manufacturing documentation, supplier certification of raw materials, and various safety tests. Our production processes require the storage, use, and disposal of a variety of hazardous chemicals under applicable laws.
Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements can include certification of country of origin, classification within the various tariff codes and trade agreements; compliance with other specific product or country import/export regulations; and payment of certain import or export tariffs, duties, or taxes.
Our obligations to conduct site work, including installations or repairs, require us to comply with environmental rules and regulations, wage requirements, and safety standards. Often, certain contracts require us to have accident prevention programs that provide for frequent and regular inspections of the jobsites, materials, and equipment by qualified persons.
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
Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for compliance with government regulations. We believe we are in material compliance with government and other regulatory requirements.
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
We believe that our ability to compete depends upon customer-centric product and service quality and features, technical expertise, service breadth, and cost-effective solutions.
Research and Development
Our experience in engineering, process design, product and service design, development capabilities, and investments made in affiliates are very important factors in continuing to develop, produce, and offer the most up-to-date digital displays and control system solutions desired by the market.
We invest in our development and our affiliates to increase differentiated product platforms, advance our software architecture and offerings, support customer requirements, advance new competitive narrow pixel and micro-electronic technologies, and advance sustainable technologies and related products.
During fiscal 2025, our design teams focused on advancing product features aligned with customer needs and reducing product costs. We focused these efforts on both standard product and control offerings and in new emerging areas, including micro-LED products and new control capabilities.
Employees and Human Capital Resource Management
Our core values of Honest, Helpful and Humble support our commitment to diversity, equity, and inclusion, which leads to our vision of every person at Daktronics being able to contribute their best every day. We seek to recruit, retain, and develop our existing and future workforce for decades-long engagements to build long-term mutual prosperity. We facilitate Company-wide teams to inspire a more inclusive culture and achieve company goals through teamwork. We encourage each employee to proactively and continuously build self-awareness, an understanding of aspects of diversity, and an openness to others’ experiences and perspectives. We also foster and encourage self-development and a continuous learning environment to build talent.
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
As of April 26, 2025, we employed approximately 2,422 full-time employees and 280 part-time and temporary employees. Of these employees, approximately 996 were in manufacturing, 480 were in sales and marketing, 565 were in customer service, 405 were in engineering, and 256 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe our relations with our employees are good.
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

Macroeconomic Risks
Geopolitical issues, conflicts, governmental actions, including the imposition of tariffs, changes in laws, regulations, and policies, and other global events could adversely affect our results of operations and financial condition.
Such factors and conditions can create trade restrictions, increase tariff costs, increase prices for raw materials and components used in our products, increase the cost of sales, decrease demand for our products, increase cost of compliance, cause material business interruptions, or have other implications on our business operations. Additionally, such issues, actions, conflicts, or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.
These impacts could reduce profitability and could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business, manufacture our products, or obtain raw materials and components for production.
During fiscal 2025, our business, operations, and financial results have been impacted by the changing United States import tariff laws and the resulting reactions of other countries. Our complex manufacturing processes in the United States, which generate approximately 80 percent of our manufactured output, rely on direct components and inputs from over 40 countries. China has been the greatest source for semiconductor type components, including LEDs, printed circuit boards, and other integrated circuits. United States tariff rates on these imports can range from 10 percent to much higher levels, with proposed or applied rates as high as 170 percent for certain items of Chinese origin. In addition to higher costs due directly to tariffs, some of our suppliers may be subject to tariffs in their supply chain that they will pass on to us, or alternative suppliers are increasing and charging higher prices or may not have the capacity and reliability needed, which also could result in higher prices paid by us. In addition, some countries, like Canada, are imposing retaliatory tariffs on United States goods, which increases our cost to export United States-made displays into Canada. Although we can mitigate some of the additional tariff costs through pricing to customers or by shifting manufacturing location, changing suppliers, or redesigning for available lower cost and/or lower tariffed components, we may not be able to avoid additional costs, increase prices to customers to completely compensate for the tariffs, or timely mitigate the cost impacts of the changing global tariff structure. These rates and market dynamics have been changing dynamically and frequently which makes future costs and impacts for tariff related factors indeterminable.
In addition, our competitors have near-shored production or import into the United States under favorable exemptions not available to us which can create a competitive imbalance. Impacts on our business include, but are not limited to:
•increases in raw material input costs for specific tariffs or changes in the availability of components;
•our inability to plan effective and cost efficient supply chain structures for the changing tariff landscape, causing increases in costs to operate our business and thus lower profitability;
•hesitancies or delays by customers in placing orders due to the uncertainty of tariff rates and their impact on the economy; and
•charging higher prices than our competitors, creating competitive disadvantages and loss of business
Our business is sensitive to global economic conditions, including recessions, inflation, and interest rate fluctuations. Weakened global economic or recessionary conditions may materially and adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced downturns and recessions from time to time during which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; increased unemployment; bankruptcies; and overall economic uncertainty. These conditions affect consumer and entertainment spending and could materially and adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.
In addition, these demand fluctuations may reduce our ability to effectively utilize our capacity and negatively impact our results of operations.

We rely on global supply chains, and inflationary pressures can increase our input costs faster than our ability to raise prices. These could limit or eliminate our ability to sell our products or receive parts and components through our global supply chains and have a material adverse effect on our results of operations.
The rate of interest we pay on our asset-based lending facility with JPMorgan Chase Bank, N.A. is correlated to the Standard Overnight Fund Rate (“SOFR”), which is determined by governmental policy decisions. Increases in SOFR will increase the rate of any borrowing on this facility.
Unexpected events, including natural disasters, weather events, wars, terrorist acts, and pandemics, may increase our cost of doing business or disrupt our operations.
We operate manufacturing operations in three locations in the United States - Brookings, South Dakota, Sioux Falls, South Dakota, and Redwood Falls, Minnesota, and we have production facilities in Ireland and China. Unexpected events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to supply our customers with product and provide our employees with work, thereby adversely affecting our business, operating results, or financial condition. Additionally, such events could disrupt our data centers or cloud-based infrastructure, potentially rendering critical computing processes and systems temporarily unavailable, which may impair our ability to operate effectively.
The occurrence of one or more unexpected events in the United States or in other countries may impact the operations of our suppliers and customers, may disrupt our operations and could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects or cause our suppliers not to perform, resulting in parts and component shortages.
Risks Related to Our Business and Industry
We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, an interruption, or a material change in our business relationships with our suppliers or in global supply chain conditions can cause a disruption in our supply chains and a substantial increase in the costs of such raw materials and components.
Geopolitical tensions can impact our ability to obtain key materials and components. Such changes can result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end user customers and may result in the loss of sales and end user customers and cause harm to our sales, financial condition, and results of operations.
The performance and financial condition of a supplier may cause us to alter our business terms with that supplier, cease doing business with that particular supplier, or change our sourcing practices. Our suppliers are subject to fluctuations in global economic cycles and conditions, governmental regulations, and other business risk factors which may impact their ability to operate their businesses. Our supply chain includes semiconductor-type components including LEDs, printed circuit boards, and other integrated circuits, which are sourced or packaged directly or indirectly primarily through suppliers in Taiwan or China. Imports from China to the United States have been subject to increased import/export controls and tariffs. Geopolitical tensions, governmental actions, and shipping disruptions can impact our suppliers’ ability to deliver components and raw materials.
An interruption from our suppliers of their supply of raw materials or components could affect our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition, or results of operations. Our suppliers may need to allocate available supply, and we may not be able to obtain parts needed for production. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production.
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

We operate in highly competitive markets and face significant competition and pricing pressures. If we are not able to continue to enhance existing products or are unable to keep up with the rapidly changing product developments and new technologies, or market and compete effectively in our new or enhanced products that respond to customer needs and preferences, we could lose market share and orders, which would negatively impact our results of operations.
The electronic display industry is characterized by ongoing product improvement, innovations, and development and low-cost competition. We compete against products produced in foreign countries and the United States. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, bring new products to the market faster, or market new and unique product, service, and controller offerings. Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media, digital and mobile, and fixed display signs. To remain competitive, we must anticipate and respond quickly to provide innovative, customer-valued products and services that meet our customers’ needs, enhance our existing products, introduce new products and features, and continue to price our products competitively. Relevant innovation is an important part of our growth strategy. Product development involves complex and resource-intensive processes, including research, planning, design, engineering, testing, and marketing. We may not always be able to develop or introduce new or improved products in a timely manner, or at all.
We may be unable to protect our intellectual property rights effectively, or we may infringe upon the intellectual property rights of others, either of which may have a material adverse effect on our operating results and financial condition.
We rely on a variety of intellectual property rights we use in our products and services. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In particular, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources even if we ultimately prevail.
In addition, intellectual property rights of others have an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors’ patents or other intellectual property may limit our ability to offer products or services to our customers. Any infringement or claimed infringement by us of the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services, even if we are successful in defending against any such claim.
If we fail to timely and effectively obtain shipments of raw materials and components from our suppliers or to send shipments of our manufactured product to our customers, our business and operating results could be materially and adversely affected.
We cannot control all of the various factors that might affect our suppliers’ timely and effective delivery of raw materials and components to our manufacturing facilities or the availability of freight capacity for us to deliver products to our customers. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.
Our utilization of a complex supply chain for raw material and component imports and the global distribution of our products makes us vulnerable to many risks, including, among other things, shortages or delays because of work restrictions; supply chain implications due to war or other geopolitical impacts on supply chains; risks of damage, destruction, or confiscation of products while in transit to and from our manufacturing facilities; organized labor strikes and work stoppages, such as labor disputes or related employee worker unavailability, that could disrupt operations at ports-of-entry; transportation and other delays in shipments as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions; unexpected or significant port congestion; lack of freight availability; and freight cost increases. In addition, we may be required to arrange for products to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis and, therefore, may not be able to timely receive shipments of raw materials and components or deliver products to customers.

Cost inflation in, and shortages of, raw materials, components, and related transportation and tariff costs can have a significant impact on our price competitiveness and/or ability to produce our products, which have caused and could continue to cause harm to our sales, financial condition, and results of operations.
Cost inflation and shortages of the raw materials and components used to manufacture our products have and may continue to occur due to various factors, such as worldwide demand, natural disasters, logistic disruptions, war and other conflicts, and trade regulations.
Electronic and other components and materials used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social, economic, and geopolitical factors.
If we experience shortages or increases in the prices we pay for raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products at all or on a timely basis, it could negatively affect our business, financial condition, or results of operations as such conditions have in the past. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.
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
Our global manufacturing and sales operations expose us to risks that could materially and adversely impact our business.

Expanding our international footprint remains a key part of our growth strategy. However, operating across multiple countries exposes us to a variety of risks that may not be present in our domestic operations.

These risks include complex and evolving regulatory environments, political and economic instability, exposure to foreign currency fluctuations, differing labor laws and employment practices, and challenges related to infrastructure, logistics, and supply chain reliability. We may also face increased costs or delays due to tariffs, trade restrictions, customs regulations, or changes in international trade agreements and policies.

In addition, international operations often require significant upfront investment in market development, personnel, and facilities, which may not yield immediate returns. Legal systems, intellectual property protections, and enforcement mechanisms may be less predictable or less robust in some jurisdictions, increasing our exposure to potential disputes or infringement.

These and other factors may impact our ability to operate efficiently and profitably in international markets. While we take steps to manage these risks, there can be no assurance that our efforts will be successful or that international operations will not have a material adverse effect on our business.
We depend on third parties to complete some of our contracts.
Depending on a contract’s scope of work, we may hire third-party subcontractors to perform on-site installation and service-related activities, hire manufacturers of structures or elements of structures related to on-site installations, hire contract manufacturers for certain product lines, or purchase specialty non-display related system elements from other companies. If we are unable to hire qualified subcontractors, find qualified manufacturers for on-site elements, find qualified contract manufacturers, or purchase specialty non-display system elements, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer reduced margins or losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship, resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.

These third parties are subject to fluctuations in global economic cycles and conditions and other business risk factors which may adversely impact their ability to operate their businesses. The performance and financial condition of the third parties may cause us to alter our business terms or to cease doing business with a particular third party or change our sourcing practices.
We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may materially and adversely affect our business and operating results.
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
•tariff landscape and import/export controls;
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
Because of the complexity of many of our client contracts, accurately estimating the cost, scope, and duration of a particular contract can be a difficult task. Unanticipated costs that exceed our original estimates may not be recoverable under fixed price contracts. Unanticipated cost increases may occur as a result of several factors including, but not limited to: increases in the cost, shortages or non-availability of materials or labor; unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages which would negatively impact our profits. We evaluate changes in estimates on a contract-by-contract basis and disclose significant changes, if material, in the Notes to Consolidated Financial Statements. The cumulative catch-up method is used to account for revisions in estimates.

Backlog may not be indicative of future revenue or profitability.
Many of our products have long sales, delivery, and acceptance cycles. In addition, our backlog is subject to order cancellations and delays. Orders normally contain cancellation provisions to permit our recovery of costs expended as well as a pro-rata portion of the profit. If projects are delayed, revenue recognition can occur over longer periods of time, and projects may remain in backlog for extended periods of time. If we receive relatively large orders in any given quarter, fluctuations in the levels of the quarterly backlog can result because the backlog may reach levels which may not be sustained in subsequent quarters.
Unanticipated events resulting in credit losses to us could have a material adverse impact on our financial results.
Significant portions of our sales are to customers who place large orders for custom products. We closely monitor the creditworthiness of our customers and have not, to date, experienced significant credit losses. We mitigate our exposure to credit risk, to some extent, by requiring deposits, payments prior to shipment, progress payments, payment bonds, and letters of credit. However, because some of our exposure to credit losses is outside of our control, unanticipated events resulting in credit losses could have a material adverse impact on our operating results.
As of April 26, 2025, a provision for expected credit losses of $15.5 million was recorded as management’s analysis concluded the loans related to an affiliate, in which the Company has an investment, are anticipated to be uncollectible.
Our actual results could differ from the estimates and assumptions we make to prepare our financial statements, which could have a material adverse impact on our financial condition and results of operations.
In connection with the preparation of our financial statements, including the Consolidated Financial Statements included in this Form 10-K, our management is required under GAAP to make estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
These estimates and assumptions affect the timing and amount of net sales, costs, and profits or losses in applying the principles to contracts with customers under the over time method of recording revenue using the cost-to-cost input method; credit losses for accounts receivables and contract assets; the valuation of inventory; estimated amounts for warranty and product maintenance agreement costs; the calculation and valuation of our investments and deferred tax assets; the valuation of our investment in affiliates or unconsolidated subsidiaries; fair value estimates used in goodwill and long-term assets testing; estimating the impact of uncertainties in the application of complex tax laws; and calculating share-based compensation expense. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management’s estimates and assumptions change or are not correct, our financial condition or results of operations could be adversely affected.
Unanticipated warranty and other costs for defective products could adversely affect our financial condition, results of operations, and reputation.
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
The terms and conditions of our credit facilities impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition, make us vulnerable to adverse economic or industry conditions, and cause liquidity issues.
The terms and conditions of our credit facilities impose restrictions limiting our ability to incur debt, contingent liabilities, lease obligations or liens; to merge or consolidate with another company; to dispose of substantially all our assets; to acquire or purchase a business or its assets; to pay dividends; to repurchase our shares; or to sell our assets, among other restrictions. Our credit facilities also impose certain financial covenants on us which restrict the level of our cash dividends and capital expenditures. A breach of any of these covenants could result in an event of default under our credit facilities. Upon the occurrence of an event of default, the lender could elect to declare any and all amounts outstanding under such facilities to be immediately due and payable and terminate all commitments to extend further credit. For additional information on financing agreements, see “Note 7. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
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
Acquisitions, investments, and divestitures pose financial, management, and other risks and challenges.
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
Our investment in and advances to affiliates totaled $3.1 million as of April 26, 2025. Our financial results are impacted negatively or positively from our proportionate share of our affiliates’ financial performance. Any reduction or impairment of the value of an investment and related acquired assets, goodwill, or investments in affiliates would result in charge

s against earnings, which would adversely affect our results of operations in future periods. We recorded an impairment to the value of these investments of $0 million and $6.4 million during fiscal years 2025 and 2024, respectively. As of April 26, 2025, a provision for losses of $15.5 million was recorded, as management’s analysis concluded an affiliate note is anticipated to be uncollectible. As of April 27, 2024, no provision for losses were recorded because management’s analysis concluded at that time that all the advanced loans to our affiliates under convertible and promissory notes (collectively, "Affiliate Notes") were collectable or realizable based on the rights of these instruments and related valuation of each affiliate.
If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.
We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded in our Consolidated Balance Sheets as described in “Note 4. Goodwill and Intangible Assets” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
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
We perform our annual impairment test on the first day of our third fiscal quarter. The annual impairment test for fiscal years 2025 and 2024 concluded no goodwill impairment existed. During fiscal year 2023, we concluded that the carrying value of the Live Events and International reporting units exceeded their respective fair values and consequently recorded a $4.6 million impairment charge.
We may fail to continue to attract, develop, and retain key personnel, including management personnel, which could negatively impact our operating results.
We depend on qualified employees, including experienced and skilled technical personnel, to design, market, fulfill, and serve our customers. Qualified employees can be in high demand and limited in availability. We depend on the performance of our senior executives and key employees, including experienced and skilled technical personnel. The loss of any of our senior executives could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend upon our ability to attract, train, motivate, and retain qualified personnel to maintain and grow capacity. We are currently recruiting for a new Chief Executive Officer and Chief Financial Officer, and the outcome of these searches will play an important role in shaping our future leadership and strategic direction.
Although we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to achieve the synergies expected from mergers and acquisitions or to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, could require us to pay more to hire and retain key personnel, thereby increasing our costs and negatively affecting our financial condition and results of operations.
Increases in the cost of employee benefits could impact our financial results and cash flows.
Our expenses relating to employee benefits, particularly health benefits, are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including the current inflationary pressures on wages and benefits, could negatively impact our financial results and cash flows. Although we purchase stop loss insurance, its cost and healthcare costs have risen significantly in recent years. Legislative and private sector initiatives regarding healthcare reform could result in significant changes to the United States healthcare system. Due to the breadth and complexity of the healthcare reform legislation and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that any healthcare reform will have in the future on company sponsored medical plans.
The outcome of pending and future claims, investigations, or litigation can have a material adverse impact on our business, financial condition, and results of operations.
We are involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising in our business. Litigation, investigations, and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, indemnity claims, or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products. See “Note 16. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on litigation obligations.
Information Systems, Legal, and Regulatory Risks
Our business depends on numerous complex information systems and technologies. Any failure to maintain these systems, a network disruption, a misuse of technologies, or breaches in data security could result in business disruption or the loss of confidential or proprietary information and have a material adverse effect on our business.
We rely heavily on complex information systems and technologies for the successful operation of our business, for the support of our offerings, and for the collection and retention of business data. Any information system failure of, or breach in security, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, ransomware attacks, programming issues, and/or human errors or other similar events. Our use and adoption of generative Artificial Intelligence (“AI”) in our business process and decision making are in the early stages and pose business risk. The use of AI technologies can create the opportunity for potential loss or inadvertent dissemination of data and inaccurate or flawed outputs.
Any misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant fines and penalties under various global laws revolving around data loss, lack of adequate data protection, or lack of required reporting. Any disruption in our digital technologies could affect our business and operations, causing potentially significant expenses to recover and modify the data systems, to reimburse customers’ losses, and to investigate and remediate any vulnerabilities, which could severely damage our reputation with customers, suppliers, employees, and investors and expose us to risk of litigation and liability.
Our global operations expose us to global regulatory, geopolitical, economic, and social changes and add additional risks and uncertainties which can harm our business, operating results, and financial condition.
Our domestic and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with global regulations and governmental orders. Global conditions include political developments; economic changes; unfavorable trading policies; difficulties in staffing and managing global operations; changes in foreign and domestic governmental regulations or requirements; or treaty and trade relationships; the imposition of government orders that differ among jurisdictions, including mandatory closures, work-from-home, lock-down orders, and social distancing protocols; changes in monetary and fiscal policies; changes in laws and regulations; or other activities of the United States and other foreign governments, agencies, and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions; pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; lack of well-developed legal systems; restrictions and foreign exchange rate fluctuations; and burdensome taxes and tariffs and other trade regulations or barriers. Other exposures and uncertainties that exist include changing social conditions and attitudes, terrorism, and political hostilities and war. In addition, difficulties of global operations include staffing and managing our various locations, including logistical and communication challenges. The likelihood of such occurrences and their overall effect on us vary greatly from country to country, are not under our control, and are not predictable.

Our business involves the use of hazardous materials, and we must comply with environmental, health, and safety laws and regulations, which can be expensive and restrict how we do business.
Our business involves the blending, controlled storage, use, and disposal of hazardous materials. We and our suppliers are subject to federal, state, local, and foreign laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe the safety procedures we utilize for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal, or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business, financial condition, and results of operations may be adversely affected, and our reputation may be harmed.
Our future results may be affected by compliance risks related to United States and other countries’ anti-bribery and anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal, and administrative proceedings or penalties and harm our reputation.
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
As part of our business, we deal with state-owned business enterprises, the employees of which are considered to be foreign officials for purposes of the FCPA’s prohibition on United States companies from engaging in bribery, providing anything of value, or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and other similar regulations in other areas of the world. In addition, the provisions of the Bribery Act apply to the bribery of foreign officials and to transactions with individuals that a government does not employ. The FCPA also requires us to maintain specific record-keeping standards and adequate internal accounting controls. In addition, we are subject to similar requirements in other countries. Some of the international locations in which we do business lack a developed legal system and have higher than normal levels of corruption. Our expansion outside of the United States and our development of new partnerships and joint venture relations worldwide could increase the risk of violation of the FCPA, OFAC, the Bribery Act or similar laws and regulations.
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
Anti-bribery, corruption, and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity, and severity on a global basis. Violations of anti-corruption, anti-bribery, and trade control laws and sanctions regulations are punishable by civil penalties, including fines; the denial of export privileges; injunctions; asset seizures; debarment from government contracts and revocations or restrictions of licenses; as well as criminal fines and imprisonment, and could harm our reputation, create negative stockholder sentiment, and affect our share value. We have established policies and procedures with the intention of providing reasonable assurance of compliance with these laws and regulations and trained our employees to comply with these laws and regulations. However, our employees, contractors, agents, and licensees involved in our international operations may take actions in violations of such policies. If our employees, agents, distributors, suppliers, and other third parties with whom we do business violate anti-bribery, anti-corruption, or similar laws and regulations, we may incur severe fines, penalties, and reputational damage even if we were not aware of such violation. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our partners take inside or outside of the United

States even though we are not aware of such actions or our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition, and results of operations. In addition, various state and municipal governments, universities, and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons, and entities, which could adversely affect our reputation, business, financial condition, and results of operations.
Regulation in the areas of privacy, data protection, and information security could increase our costs and affect or limit our business opportunities and how we collect or use personal information.
As privacy, data protection, and information security laws, including data localization laws, are interpreted and applied, our compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there have been increasing regulatory enforcement and litigation activities in the areas of privacy, data protection, and information security in the United States and in various countries in which we operate.
In addition, state and federal legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, and information security laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer and/or employee information; and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.
Compliance with current or future privacy, data protection, and information security laws relating to consumer and/or employee data, including the General Data Protection Regulation in the European Union and similar laws in other regions of the world, including the United States, could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, customer indemnity claims, decreases in the use or acceptance of our products and services, and damage to our reputation and our brand.
Environmental, social, and governance (“ESG”) regulations and disclosures may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.

There has been an increased focus from regulators, investors, employees, consumers, and other stakeholders relating to ESG practices. We periodically communicate our ESG initiatives, which include prioritizing people, community, environmental, and product stewardship. Certain market participants, including major institutional investors, proxy advisory firms, and capital providers, use benchmarks and scores to assess companies’ ESG profiles in making investment or revoting decisions or recommending voting positions. We have limited and in some instances no visibility or control over these scores or their underlying methodologies. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates of and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Our failure to respond to any such regulatory requirements or to advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations.
Global tax law changes may adversely affect our business, financial condition, and results of operations.
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
Further changes in the tax laws of the United States and foreign jurisdictions could arise, including additional tax reform in the United States and the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). Both the United States tax reform and the OECD proposed recommendations which, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes could increase tax uncertainty and may adversely affect our business, financial condition, and results of operations.
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
If we identify control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation and investigations; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.
Insurance coverage can be difficult or expensive to obtain, and our failure to obtain adequate insurance coverage at reasonable costs could adversely affect our financial condition or results of operations.
We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts with customers. As the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to the cost or availability of coverage or the remoteness of the perceived risk. We cannot provide assurance that all necessary or appropriate insurance will be available, cover every type of loss incurred, or be able to be economically obtained. For example, some insurers limit or refuse coverages, increase premium costs, or increase deductibles when global catastrophic events occur. As part of our corporate risk management strategy, we monitor and place our coverages with financially strong insurers, layer our risk with multiple insurers, and seek advice on the amount, breadth, and type of insurance coverages to protect our interests. We also contractually require subcontractors and others working on our behalf to carry common insurance coverages for the types of work they perform to mitigate any risk of our loss. Our failure to obtain adequate insurance coverage at reasonable costs could adversely affect our financial condition or results of operations.
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

Risks Related to an Investment in Our Common Stock
The protections we have adopted and to which we are subject may discourage takeover offers favored by our stockholders.
Our certificate of incorporation (the “Certificate of Incorporation”), by-laws, and other corporate governance documents, as well as the General Corporation Law of the State of Delaware (the “DGCL”) and other applicable Delaware laws, contain protections that could have an anti-takeover effect and discourage, delay, or prevent a change in control or an acquisition that some stockholders may find attractive. These protections under Delaware law and our governance documents, which may make it more difficult for our stockholders to take certain corporate actions related to a change in control of the Company, include, without limitation:
•the ability of our Board of Directors (the “Board” or the “Board of Directors”), without stockholder approval, to authorize and issue shares of stock with voting, liquidation, dividend, and other rights and preferences that are superior to our common stock;
•the classification of our Board, which effectively prevents stockholders from electing a majority of the directors at any one meeting of stockholders;
•the requirement for stockholders to provide advance notice to raise business matters or nominate directors at annual meetings of stockholders;
•the prohibition of cumulative voting in the election of directors;
•under the DGCL, stockholders who do not approve a change in control cannot demand the fair value of their shares or any premium for such shares; and
•in general, Section 203 of the DGCL (the “Delaware Business Combination Statute”) prohibits us from engaging in a Business Combination (as defined below) with and Interested Stockholder (as defined below) for a period of three years after the date of the transaction in which the person became an Interested Stockholder unless: (i) our Board approved either the Business Combination or the transaction in which the stockholder became an Interested Stockholder prior to the date the interested stockholder became an Interested Stockholder; (ii) the Interested Stockholder acquires at least 85 percent of our common stock (excluding shares owned by our directors, officers, and certain participants in employee stock purchase plans) in the transaction in which it became an Interested Stockholder; or (iii) the business combination is approved by our Board and the affirmative vote of at least two-thirds of the votes entitled to be cast by disinterested stockholders at an annual or special meeting of our stockholders. The DGCL permits a corporation to opt out of, or choose not to be governed by, the Delaware Business Combination Statute by expressly stating so in its original certificate of incorporation (or subsequent amendment to its certificate of incorporation or bylaws approved by its stockholders). The Certificate of Incorporation does not contain a provision expressly opting out of the application of the Delaware Business Combination Statute. Therefore, the Company is subject to the Delaware Business Combination Statute.

A “Business Combination” is defined under the Delaware Business Combination Statute broadly to include mergers, consolidations, asset sales, and other transactions resulting in a financial benefit to an interested stockholder. The Delaware Business Combination Statute generally defines an “Interested Stockholder” as an entity or person beneficially owning 15 percent or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person.

The above protections may deny our stockholders a premium on a sale of their common stock, which, in turn, may have a material adverse effect on the market price of our common stock.
Our common stock has at times been thinly traded, which may result in low liquidity and price volatility.
The daily trading volume of our common stock has at times been relatively low. If this were to occur in the future, the liquidity and appreciation of our common stock may not meet our stockholders’ expectations, and the price at which our stock trades may be volatile. The market price of our common stock could be adversely impacted as a result of sales by existing stockholders of a large number of shares of common stock in the market or by the perception such sales could cause.
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
Additionally, if we fail to meet or exceed the expectations of securities analysts and investors, or if one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates, and forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio, press reports, and blogs.
Activist stockholder activity has impacted, and may continue to impact, our governance, operations, strategic directions, and the value of our common stock.
We have experienced activist stockholder activity that has led to changes in our Board composition and governance practices, and the possibility of future activism could have a material adverse effect on our business, financial condition, or results of operations. On July 23, 2022, we entered into a cooperation agreement with Prairieland Holdco, LLC (together with certain of its affiliates, “Prairieland”) (the “Prairieland Cooperation Agreement”). Pursuant to the Prairieland Cooperation Agreement, two Prairieland-recommended candidates were appointed to our Board of Directors. Prairieland has agreed to customary standstill and voting provisions through our 2025 annual meeting of stockholders.
On March 3, 2025, we entered into a cooperation agreement with Alta Fox Capital Management, LLC (together with certain of its affiliates, “Alta Fox”) (the “Alta Fox Cooperation Agreement”), our largest stockholder. Pursuant to the Cooperation Agreement, an Alta Fox-recommended candidate was appointed to our Board of Directors and our Transformation Committee, and we committed to various governance and investor engagement initiatives, including hosting an Investor Day and seeking Alta Fox’s input on our search for a new Chief Financial Officer (“CFO”). Alta Fox has agreed to customary standstill and voting provisions through our 2027 annual meeting of stockholders and has withdrawn its litigation against the Company with prejudice.
Any future activist campaigns—whether by Prairieland, Alta Fox, or other stockholders—could be costly and time-consuming, disrupt our operations, divert the attention of management and our Board, interfere with our ability to execute our strategic plans, and create uncertainty among employees, customers, and investors. These impacts, alone or in combination, could materially adversely affect the market price and volatility of our securities.
Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.
Daktronics co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach’s family members currently serve as executive officers of the Company. His son, Mr. Reece A. Kurtenbach, serves on our Board of Directors and was Chief Executive Officer (“CEO”) of Daktronics until March 5, 2025, and two other of Dr. Aelred Kurtenbach’s children serve as our Vice President of Human Resources and as our Vice President of Manufacturing. Together, these individuals, in the aggregate, beneficially owned 9.0 percent of the shares of our outstanding common stock as of June 9, 2025, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of June 9, 2025. Our other executive officers and directors, in the aggregate, beneficially owned an additional 1.5 percent of our outstanding common stock as of June 9, 2025, assuming the exercise by them of all of their options currently exercisable or that vest within 60 days of June 9, 2025. Although this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and the approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization requiring stockholder approval. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The operation of our business is dependent on the secure functioning of our digital information systems and infrastructure. Our cybersecurity risk management program (our “Cybersecurity Program”) has been designed to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our Cybersecurity Program based on published frameworks, including the National Institute of Standards and Technology, and routinely evaluate our program for ongoing adherence to those frameworks.
Our Cybersecurity Program is aligned with our company strategy and governance processes and is designed to deploy and monitor the prevention, detection, mitigation, and remediation of cyber risks and incidents through various means, including:
•A security team responsible for monitoring our infrastructure and managing our cybersecurity risk assessment processes, our security controls, and response to cybersecurity incidents;
•Periodic use of outside independent advisors to evaluate the maturity of our cybersecurity program, review processes and policies, conduct penetration and vulnerability tests, and to monitor and help identify potential cybersecurity incidents;
•An incident response plan that includes procedures for identifying, evaluating and responding to cybersecurity incidents;
•A training and awareness communication series addressed to our employees to help them identify potential cybersecurity threats and attacks;
•A risk management process using independent third-party service providers that process and store data. We assess the risks from cybersecurity threats posed by such services; and
•An AI committee to set Company-wide policy and drive the safe use of AI technologies.
We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have materially impaired our operations or financial standing. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – “Our business depends on numerous complex information systems. Any failure to maintain these systems, a network disruption, or breaches in data security could cause a material adverse effect on our business”, which is incorporated by reference into this Item 1C.
Cybersecurity Governance
The Strategy and Risk Committee of the Board (the “Strategy and Risk Committee”) oversees the Company’s cybersecurity risks and strategy, including our Cybersecurity Program. A member of the Strategy and Risk Committee has bachelor and doctoral degrees relevant to and experience in cybersecurity and information technology trends. Management provides the Strategy and Risk Committee with periodic reports on cybersecurity risks, risk mitigation in place and planned, and any material cybersecurity incidents. These reports are provided to our Board of Directors. If a material cybersecurity incident were to occur, the Audit Committee of the Board would oversee the financial reporting and disclosure and law compliance aspects.
Our Cybersecurity Program and team of cybersecurity professionals and resources are led and supervised by our Vice President of Information Technology, who has over 25 years of experience in information technology. To execute the Cybersecurity Program and promote compliance with applicable cybersecurity laws, regulations, and reporting requirements, we utilize internal and external technical experts in cybersecurity risk management, data and network security structures, and incident response and security operations. Our cybersecurity team monitors the prevention, detection, mitigation, management, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment. As part of the Cybersecurity Program, our executive management team is regularly informed about the monitoring, prevention, detection, mitigation, management, and remediation efforts.

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
We have a $75.0 million senior credit facility (the “Credit Facility”) consisting of a $60.0 million asset-based revolving credit facility (the “ABL”) maturing on May 11, 2026 and a $15.0 million delayed draw loan (the “Delayed Draw Loan”). The Credit Facility is governed by a Credit Agreement, dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A. (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement). Pursuant to the terms of the Credit Agreement and the related Pledge and Security Agreement, dated as of May 11, 2023, by and among the Company, Daktronics Installation, Inc., and the Administrative Agent (the “Pledge and Security Agreement”), our obligations under the Credit Facility are secured by substantially all of our owned real property for the benefit of the Lenders.

On June 10, 2025, we entered into a Consent and Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), which, among other changes, permits the Company to secure Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity date of May 11, 2026 under certain conditions (the “Specified Letters of Credit”). For more information about the Fourth Amendment and the Specified Letters of Credit, see “Note 7. Financing Agreements” and “Note 18. Subsequent Events” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Item 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See “Note 16. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on any legal proceedings and claims.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Performance
Our common stock is quoted on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites, including www.nasdaq.com. As of June 9, 2025, we had 802 stockholders of record.

The following graph shows changes during the period from May 2, 2020 to April 26, 2025 in the value of $100 invested in: (1) our common stock; (2) The Nasdaq Composite; and (3) the Standard and Poor’s 600 Index for Electronic Equipment Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Share Repurchases
On June 17, 2016, our Board of Directors approved a share repurchase program under which we may purchase up to $40.0 million of the Company’s outstanding shares of common stock. This program, which was amended by the Board on March 4, 2025 to authorize an additional $10.0 million of the Company’s common stock, is referred to in this Report as the “Repurchase Program.” Under the Repurchase Program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The Repurchase Program does not require the repurchase of a specific number of shares, may be terminated at any time, and has no fixed expiration date. In April 2020, the Board suspended the Repurchase Program. On December 2, 2021, the Board voted to reauthorize the Repurchase Program. During fiscal 2025, we repurchased 2.1 million shares of our outstanding common stock at a total cost of $29.5 million. During fiscal 2024 and 2023, we had no repurchases of shares of common stock. As of April 26, 2025, we had $9.9 million of remaining capacity under our Repurchase Program.
The following table provides information about our share repurchases of common stock during the fourth quarter of fiscal 2025:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 26, 2025 - February 22, 2025	11,222	$15.67	11,222	$30,163,065
February 23, 2025 - March 22, 2025	715,796	$14.33	715,796	$19,904,728
March 23, 2025 - April 26, 2025	808,456	$12.40	808,456	$9,880,485
Total	1,535,474		1,535,474

(1) The share repurchases described in the above table were made pursuant to the Repurchase Program authorized by the Board on June 17, 2016 and amended by the Board on March 4, 2025.
Our ability to repurchase our shares could be affected by the limitations imposed by our Credit Facility, as further described in “Note 7. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
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
Daktronics operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. The fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023 contained operating results for 52 weeks.
The year-over-year comparisons in this MD&A are as of and for the fiscal years ended April 26, 2025 and April 27, 2024, unless stated otherwise. The comparison of fiscal 2024 with fiscal 2023, including the results of operations and liquidity, can be found in Item 7 section of our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on June 26, 2024 under the sections entitled “Results of Operations - Consolidated Performance Summary” and “Results of Operations - Reportable Segment Performance Summary,” which sections are incorporated by reference herein.
Non-GAAP Measures
Contribution margin is a non-GAAP measure we use and consists of gross profit less selling expenses. Selling expenses consist primarily of personnel related costs, travel and entertainment expenses, marketing related expenses (showrooms, product demonstration, depreciation and maintenance, conventions and trade show expenses), the cost of customer relationship management/marketing systems, bad debt expenses, third-party commissions, and other expenses. In addition to gross profit, management uses contribution margin as another measure of assessing segment profitability and allocating selling resources to each segment. Management believes that contribution margin is useful to investors because it permits investors to view and evaluate our segment financial performance through the same lens as management.
Overview
We are industry leaders in designing and manufacturing electronic scoreboards, programmable display systems, and large screen video displays for sporting, commercial, and transportation applications. We serve our customers by providing high quality standard display products as well as custom-designed and integrated systems. We offer a complete line of products, from small scoreboards and electronic displays to large multimillion-dollar video display systems as well as related control, timing, and sound systems. We are recognized as a technical leader with the capabilities to design, market, manufacture, install, and service complete integrated systems displaying real-time data, graphics, animation, and video. We engage in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support.
Known Trends and Uncertainties
During fiscal 2024, we converted pandemic-related, pent-up backlog into record levels of sales and gross profit. In fiscal 2025 and beyond, we are more dependent on the timing, size, and profitability profile of the orders we win and market conditions to be able to generate sales and gross profit at similar levels. We expect the expansion of the use of digital display systems in the global market over the coming years; however, recent governmental regulations and orders and related geopolitical reactions and changes to or uncertainty around federal funding priorities can impact customers’ willingness to invest in digital display systems, which can impact the timing and levels of orders. For example, announcements from the new United States presidential administration about increased and expansive import tariffs and federal funding priorities has created near-term uncertainty about economic conditions. In recent months, we have observed an increasing number of extended quote times, which we believe is partially attributable to these conditions. As a result, although quoting activity was high, order volume timing was more difficult to predict, which made predicting fiscal 2025 orders more difficult than in fiscal 2024.
In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional special tariffs in effect as of April 26, 2025 include tariffs of 10 percent on all or substantially all products imported by the Company and an additional tariff on substantially all products of Chinese origin. In addition, in April 2025, the Trump Administration announced a series of so-called “reciprocal” tariffs on dozens of countries with which the United States has a trade deficit. On April 9, 2025, the Trump Administration announced a 90-day pause in the implementation of these reciprocal tariffs (other than the reciprocal tariffs on China, which are discussed above). On May 14, 2025, following negotiations with China, the Trump Administration announced a new trade agreement under which both the United States and China agreed to reduce their additional tariffs while retaining a 10 percent baseline tariff during a 90-day suspension period.
On May 28, 2025, a three-judge panel of the United States Court of International Trade (“CIT”) held that President Trump’s recent imposition of tariffs pursuant to the International Emergency Economic Powers Act (the “IEEPA”) is unlawful. On May 29, 2025, in response to President Trump’s appeal of the CIT’s ruling, the United States Court of Appeals for the Federal Circuit issued an administrative stay of the decision while it considers President Trump’s appeal. This development introduces further uncertainty, as the long-term direction of U.S.-China trade policy remains contingent on ongoing negotiations and future compliance with the agreement. Competitors importing products from China will also be impacted by the Chinese tariffs. On May 30, 2025, the Trump Administration announced an increase in tariffs on steel and aluminum imports, raising the rates from 25 percent to 50 percent. This action was presented as part of a broader effort to support domestic industry and address national security concerns.
Following this, on June 10, 2025, a federal appeals court issued a stay on the lower court’s ruling against tariffs imposed under the IEEPA, allowing those tariffs to remain in effect while the appeal is under review. On June 12, 2025, the administration extended the 10 percent baseline “reciprocal” tariffs on most countries through July 9, 2025, and on Chinese-origin goods through August 12, 2025.
We expect that increases in tariffs will increase the Company’s cost of sales, although their timing and precise effects are unpredictable. In particular, if the additional reciprocal tariffs go into effect, the Company will incur substantial additional increases in its cost of sales, and sales volumes into the United States would likely decline. However, the Company is developing plans to mitigate the impact of these tariffs, as well as possible operational changes that could result in a change in the country of origin for certain of the Company’s products. Specifically, we are monitoring and adjusting pricing for our products and services carefully to account for these unpredictable dynamics. For more information about the impact of tariffs on the Company’s results of operations and financial condition, please see “Part I – Item 1A. Risk Factors - Geopolitical issues, conflicts, governmental actions, including the imposition of tariffs, changes in laws, regulations, and policies, and other global events could adversely affect our results of operations and financial condition” in this Form 10-K.
We have made global investments in manufacturing capacity and the advancement in display and control technologies. A majority of digital displays are constructed using standard surface mount display technology. Chip on board technologies are advancing for narrow pixel pitch (“NPP”) applications. Micro-LED technologies (also referred to as NPP) are being used and advanced, especially for displays installed for short viewing distances. Advancements continue in technologies related to digital displays used in professional services, including the use of artificial intelligence and other software which improve content creation, user interfaces, digital display monitoring systems, and security. We rely on a complex supply chain for raw material and component imports and the global distribution of our products. We are adopting our manufacturing, sourcing capabilities, and product development priorities for these evolving changes in market and technology trends.
Overall, we have a unique leadership position in our target markets, which are large, growing, and enjoy resilient demand driven by our customers’ desire to improve the audience experience in sports, commercial, and transportation environments. We are investing in capacity and resources to grow the business and penetrate markets.

In addition, to capitalize on this position, we are focused on digital and business transformation, improving our cost structure, and further growing our markets. During fiscal 2025, we formed a the BTO, which has undertaken a comprehensive review of the Company’s business, strategy, and operations and is developing a set of strategic initiatives, enabled in part by the Company’s previously announced digital transformation, to provide even better outcomes for customers, deeper penetration of the Company’s current and adjacent market verticals, above-market growth, and more efficient delivery, fulfillment, and service. These initiatives, overseen by the BTO, were designed and structured to support our ambitious targets to grow revenue faster than our addressable market, expand operating margins to 10-12 percent, and generate returns on capital in the 17-20 percent range consistently above the Company’s cost of capital (the “Business Transformation Plan”). To accelerate these initiatives, we spent approximately $6.8 million for transformation efforts in fiscal 2025.
As our business has grown and become more complex, we have come to recognize the importance of evolving our corporate governance structure and how sound governance practices can facilitate better execution of our strategic commercial goals. Delaware is the legal domicile for most large, publicly traded companies, and its corporate law is well understood, clear, and predictable and provides strong stockholder rights and protections. On April 17, 2025, in an effort to further our Business Transformation Plan and for other strategic reasons, we changed our legal domicile from South Dakota to Delaware.
We carefully evaluate our capacity and resource levels to the conditions identified; however, there can be periods during which sales and expenses can be misaligned and periods in which we invest more in transformational and corporate governance activities, all impacting our profitability levels in the near-term.
We believe the audiovisual industry fundamentals of increased use of LED display systems across industries and our development of new technologies, services, and sales channels will drive long-term growth for our Company.

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for fiscal year 2025 as compared to fiscal year 2024.

	2025	% of Net sales (1)	2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$756,477	100.0%	$818,083	100.0%	$(61,606)	(7.5)%
Cost of sales	560,990	74.2	595,640	72.8	(34,650)	(5.8)
Gross profit	195,487	25.8	222,443	27.2	(26,956)	(12.1)

Operating expenses:
Selling	60,011	7.9	56,954	7.0	3,057	5.4
General and administrative	63,498	8.4	42,632	5.2	20,866	48.9
Product design and development	38,860	5.1	35,742	4.4	3,118	8.7
Total operating expenses	162,369	21.5	135,328	16.5	27,041	20.0
Operating income	33,118	4.4	87,115	10.6	(53,997)	(62.0)

Nonoperating income (expense):
Interest income (expense), net	1,347	0.2	(3,418)	(0.4)	4,765	(139.4)
Change in fair value of convertible note	(22,521)	(3.0)	(16,550)	(2.0)	(5,971)	(36.1)
Other expense and debt issuance costs write-off, net	(17,795)	(2.4)	(13,096)	(1.6)	(4,699)	35.9

(Loss) income before income taxes	(5,851)	(0.8)	54,051	6.6	(59,902)	(110.8)
Income tax expense	4,270	0.6	19,430	2.4	(15,160)	(78.0)
Net (loss) income	$(10,121)	(1.3)%	$34,621	4.2%	$(44,742)	(129.2)%

Diluted earnings per share	$(0.21)		$0.74		$(0.95)	(128.4)%
Diluted weighted average shares outstanding	47,587		46,543		1,044	2.2%

Orders	$781,347		$740,171		$41,176	5.6%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The net sales decrease in fiscal 2025 was the result of lower volumes in each business unit, primarily driven by the Live Events business unit due to order timing and buildable backlog. The amount of revenue recognized associated with performance obligations satisfied in prior periods during the years ended April 26, 2025 and April 27, 2024 was immaterial.
For the year ended April 26, 2025, our operating income was negatively impacted by a net amount of 0.3 percent of overtime revenue, or $1.2 million. For the year ended April 27, 2024, our operating income was positively impacted by a net amount of 1.0 percent of overtime revenue, or $4.1 million. These changes are a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution of 0.8 percent of overtime revenue, or $2.8 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 1.1 percent of overtime revenue, or $4.0 million, and immaterial for the year ended April 26, 2025. For the year ended April 27, 2024, these changes in estimates resulted primarily from favorable project execution of 1.5 percent of overtime revenue, or $6.5 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates in fiscal 2024 were 0.6 percent of overtime revenue, or $2.4 million. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for more information regarding revenue recognition.
Order volume growth is attributable to the continued use and market adoption of digital display technology and to our success in capturing existing and new customer orders in the Spectacular and Out‐of‐Home markets in our Commercial business unit. Additionally, there has been solid growth in the High School Parks and Recreation business unit due to continued expansion of video displays, as well as growth attributable to higher demand seen in the International business unit. As we are a project-based business, large-sized project orders can impact levels of orders. During fiscal 2025, fewer large-sized projects were booked to orders in the Live Events and Transportation business units because there were fewer large projects available in the market place.
Gross profit percentage decrease is attributable to sales mix differences between periods and a lower sales volume during fiscal 2025 as compared to fiscal 2024. Total warranty expense as a percent of sales decreased to 1.6 percent for fiscal 2025 as compared to 2.3 percent during fiscal 2024 primarily due to higher warranty expense in the Live Events and Transportation business in fiscal 2024 that did not occur in fiscal 2025.
In fiscal 2025, the amounts achieved for variable compensation and profit sharing linked to operating margins were immaterial. In fiscal 2024, the amounts achieved totaled $6.5 million, consisting of $3.1 million in cost of sales, $1.2 million in selling, $1.4 million in general and administrative, and $0.8 million in product design and development.
Selling expenses increased due to higher personnel related wages and benefits expenses to retain employees; travel and entertainment; marketing; IT tools; and increased commissions to support order growth.
General and administrative increased due to staffing levels for digital transformation strategies and increased professional fees as well as an increase in personnel costs related to management transition costs. During fiscal 2025, additional professional fees included consultant, legal, and advisory related expenses associated with business transformation initiatives and corporate governance matters, which totaled $13.9 million. Management transition costs totaled $2.6 million.
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
Change in fair value of Convertible Note results from accounting for the convertible note in the original principal amount of $25.0 million dated May 11, 2023 issued to Alta Fox Opportunities Fund L.P. (the “Convertible Note”) under the fair value option. The fair value change was primarily caused by force conversion of the entire Convertible Note in the third and fourth quarter of fiscal 2025. All amounts due under the Convertible Note were paid or satisfied in fiscal 2025.
Other expense and debt issuance costs write-off, net for fiscal 2025 as compared to the same period one year ago was primarily due to the provision for losses on loans to equity method affiliates of $15.5 million, compared to expensing $3.4 million of debt issuance costs related to the Convertible Note issuance and $6.4 million for impairments recorded for equity method affiliates in fiscal 2024.

Income tax expense decreased due to the year-over-year decrease in Income before income taxes. Our effective tax rate for fiscal 2025 was negative 73.0 percent. The effective income tax rate for fiscal 2025 was primarily impacted due to the Convertible Note fair value adjustment to expense that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, and a write down of deferred taxes related to debt issuance costs on the conversion of the Convertible Note. Our effective tax rate for fiscal 2024 was 35.9 percent. The effective income tax rate for fiscal 2024 was prima rily impacted due to the fair value adjustment to the Convertible Note that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, and a prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits. See “Note 12. Income Taxes” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

Reportable Segment Performance Summary
The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the fiscal years ended April 26, 2025 and April 27, 2024:

	Fiscal Year 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$156,203		$291,484		$165,921		$81,061		$61,808		$756,477
Cost of sales	117,486	75.2%	228,790	78.5%	108,126	65.2%	52,023	64.2%	54,565	88.3%	560,990	74.2%
Gross profit	38,717	24.8	62,694	21.5	57,795	34.8	29,038	35.8	7,243	11.7	195,487	25.8
Selling	17,106	11.0	11,002	3.8	15,758	9.5	5,404	6.7	10,741	17.4	60,011	7.9
Contribution margin	21,611	13.8	51,692	17.7	42,037	25.3	23,634	29.2	(3,498)	(5.7)	135,476	17.9
General and administrative	—	—	—	—	—	—	—	—	—	—	63,498	8.4
Product design and development	—	—	—	—	—	—	—	—	—	—	38,860	5.1
Operating income (loss)	$21,611	13.8%	$51,692	17.7%	$42,037	25.3%	$23,634	29.2%	$(3,498)	(5.7)%	$33,118	4.4%

Orders	$176,583		$283,780		$176,097		$72,315		$72,572		$781,347

	Fiscal Year 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$161,626		$338,508		$170,349		$85,390		$62,210		818,083
Cost of sales	127,393	78.8%	242,524	71.6%	112,985	66.3%	59,369	69.5%	53,369	85.8%	595,640	72.8%
Gross profit	34,233	21.2	95,984	28.4	57,364	33.7	26,021	30.5	8,841	14.2	222,443	27.2
Selling	17,425	10.8	10,991	3.2	14,276	8.4	4,127	4.8	10,136	16.3	56,954	7.0
Contribution margin	16,808	10.4	84,993	25.1	43,088	25.3	21,894	25.6	(1,295)	(2.1)	165,489	20.2
General and administrative	—	—	—	—	—	—	—	—	—	—	42,632	5.2
Product design and development	—	—	—	—	—	—	—	—	—	—	35,742	4.4
Operating income (loss)	$16,808	10.4%	$84,993	25.1%	$43,088	25.3%	$21,894	25.6%	$(1,295)	(2.1)%	$87,115	10.6%

Orders	$135,251		$321,191		$148,505		$80,107		$55,117		$740,171

	Net Dollar and % Change (1)
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(5,423)	(3.4)	$(47,024)	(13.9)	$(4,428)	(2.6)	$(4,329)	(5.1)	$(402)	(0.6)	$(61,606)	(7.5)
Cost of sales	(9,907)	(7.8)	(13,734)	(5.7)	(4,859)	(4.3)	(7,346)	(12.4)	1,196	2.2	(34,649)	(5.8)
Gross profit	4,484	13.1	(33,290)	(34.7)	431	0.8	3,017	11.6	(1,598)	(18.1)	(26,957)	(12.1)
Selling	(319)	(1.8)	11	0.1	1,482	10.4	1,277	30.9	605	6.0	3,056	5.4
Contribution margin	4,803	28.6	(33,301)	(39.2)	(1,051)	(2.4)	1,740	7.9	(2,203)	170.1	(30,013)	(18.1)
General and administrative	—	—	—	—	—	—	—	—	—	—	20,866	48.9
Product design and development	—	—	—	—	—	—	—	—	—	—	3,118	8.7
Operating income (loss)	$4,803	28.6%	$(33,301)	(39.2)%	$(1,051)	(2.4)%	$1,740	7.9%	$(2,203)	170.1%	$(53,997)	(62.0)%

Orders	$41,332	30.6%	$(37,411)	(11.6)%	$27,592	18.6%	$(7,792)	(9.7)%	$17,455	31.7%	$41,176	5.6%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding
Contribution margin decreased in fiscal 2025 compared to fiscal 2024 in the Live Events, High School Park and Recreation, and International business units, offset by improved contribution margin in the Commercial and Transportation business units. Overall, gross profit decreased in fiscal 2025 compared to fiscal 2024, and was primarily attributable to sales mix differences between periods and a lower sales volume in the Live Events and International business units. Gross profit improvements in the Commercial and Transportation business units are attributable to strategic pricing actions, closely matching manufacturing capacity to demand, and stabilization of input costs. Fewer supply chain and operational disruptions paired with our investments to increase capacity allowed for improved operational efficiency. We regularly adjust our sales and marketing activities and staffing levels to achieve current and expected future sales levels.
For the year ended April 26, 2025, our operating income was negatively impacted by a net amount of 0.3 percent of overtime revenue, or $1.2 million. For the year ended April 27, 2024, our operating income was positively impacted by a net amount of 1.0 percent of overtime revenue, or $4.1 million. These changes are a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution of 0.8 percent of overtime revenue, or $2.8 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 1.1 percent of overtime revenue, or $4.1 million, and were immaterial for the year ended April 26, 2025. For the year ended April 27, 2024, these changes in estimates resulted primarily from favorable project execution of 1.5% of overtime revenue, or $6.5 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 0.6 percent of overtime revenue, or $2.4 million. For fiscal 2025, the Live Events business unit had the largest gross positive impact of $1.8 million and $3.0 million gross negative impact, which represented 0.8 percent and 1.3 percent of overtime revenue sales in Live Events, respectively. For fiscal 2024, the Live Events business unit had the largest gross positive impact of $4.5 million and $0.9 million gross negative impact, which represented 1.7 percent and 0.3 percent of overtime revenue sales in Live Events, respectively. For both fiscal 2025 and fiscal 2024, the remaining business units had immaterial gross positive and gross negative changes. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K and “Critical Accounting Estimates” under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information regarding revenue recognition.
Commercial: The decrease in net sales was driven by volatility in order bookings of larger-sized Spectacular LED video display projects, and there were fewer projects in the market as compared to prior years. Order bookings increased due to the continued market adoption of digital display technology. Gross profit as a percentage of sales improved 3.6 points due to a shift in mix to products with higher margins and sales volume over relatively fixed cost structures. Selling expenses remained relatively flat in dollars and as a percent year over year.
Live Events: The decrease in net sales was due to a lower buildable backlog, with declines in the NFL and NBA niches. Order bookings decreased due to the variability in the timing of contract orders, which is natural in large-project business areas. Gross profit as a percentage of sales declined 6.9 points primarily attributable to the sales volume and sales mix differences between periods. Selling expenses remained flat in dollars while increasing 0.6 points due to a lower sales volume.
High School Park and Recreation: The decrease in net sales was driven by converting the high level of backlog related to supply chain disruptions from the first quarter of fiscal 2024 compared to the more normal level backlog at the beginning of fiscal 2025. Order bookings increased as a result of the trends for schools increasingly using video solutions, which are larger dollar-sized transactions than traditional scoreboard projects. Gross profit remained relatively flat in dollars and as a percent year over year. Selling expenses increased primarily because of personnel related wage and benefit costs for investments in staffing to support future growth.
Transportation: The decrease in net sales was driven by lower order bookings which reduced the level of backlog available to build. Order bookings declined due to a smaller spread in the market and uncertainty around federal funding. Gross profit as a percentage of sales increased 5.3 points primarily due to adjustments related to Vanguard® control system reserves in fiscal 2024 that did not repeat in fiscal 2025. Selling expenses increased primarily because of personnel related wages and benefits costs.
International: The slight decrease in net sales was driven by timing of conversion of orders due to lower backlog compared to one year ago. The increase in order bookings is due to a higher demand in the EMEALA region (Europe, the Middle East, Africa, and Latin America). Gross profit decreased 2.5 points primarily due to lower sales volume over relatively fixed cost structure. Even with efforts to lower selling and other operational costs, our International business unit operated at a negative contribution margin.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	April 26, 2025	April 27, 2024	Dollar Change
Net cash (used in) provided by:
Operating activities	$97,713	$63,241	$34,472
Investing activities	(23,782)	(21,306)	(2,476)
Financing activities	(27,449)	15,122	(42,571)
Effect of exchange rate changes on cash	(653)	(69)	(584)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,829	$56,988	$(11,159)
Net cash provided by operating activities: The $97.7 million in cash provided by operating activities for fiscal 2025 was the result of business profitability and net positive changes in operating asset and liabilities primarily due to the receivable and contract asset collections and our initiatives to lower inventory offset by payments of accounts payable and income taxes.
Net cash used in investing activities: During fiscal 2025 and fiscal 2024, purchases of property and equipment totaled $19.5 million and $17.0 million, respectively, and investments in affiliates were $4.6 million and $5.1 million, respectively.
Net cash provided by financing activities: During fiscal 2025, financing cash outflow included $29.5 million for payments for shares repurchased and $2.1 million for payments on notes payable, partially offset by a cash inflow of $5.2 million received for the exercise of stock options. During fiscal 2024, cash inflow resulting from the closing on the $25.0 million Convertible Note financing, which had no outstanding balance as of April 26, 2025, and the $15.0 million mortgage financing in the first quarter of fiscal 2024. These inflows were partially offset by the payoff of our previous credit line of $17.8 million, expending $7.2 million of debt issuance costs, and principal payments made on the mortgage financing.
Debt and Cash
The Credit Facility consists of the ABL, which is a $60.0 million asset-based revolving credit facility, and the $15.0 million Delayed Draw Loan. The ABL is subject to the Credit Agreement and the Pledge and Security Agreement, each of which contains customary covenants and conditions. On June 10, 2025, we entered into the Fourth Amendment, which permits the Company to secure Letters of Credit with terms that expire after the Credit Agreement’s scheduled maturity day of May 11, 2026 under certain conditions. As of April 26, 2025, we had no borrowings against the ABL and $36.3 million of borrowing capacity on the ABL after $3.4 million used to secure Letters of Credit outstanding. As of April 26, 2025, we had an outstanding principal balance of $12.4 million on a loan which is secured by a first priority mortgage on our Brookings, South Dakota real estate.
As of April 26, 2025, we had $127.5 million in cash and cash equivalents. We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
We were in compliance with all debt covenants as of April 26, 2025, and we expect to remain in compliance with those covenants for at least the next 12 months.
For additional information on financing agreements, see “Note 7. Financing Agreements” and “Note 18. Subsequent Events” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Working Capital
Working capital was $209.4 million and $209.7 million as of April 26, 2025 and April 27, 2024, respectively. This remained relatively flat year over year, but we note changes in working capital can be impacted by changes in inventory, accounts payable, accounts receivable, and contract assets and liabilities, which are impacted by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $6.8 million of retainage on long-term contracts included in receivables and contract assets as of April 26, 2025, which we expect to collect within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain a reasonable liquidity and leverage ratio that reflects a prudent and compliant capital structure in light of the cyclicality of business, reduce debt, and then return excess cash over time to stockholders through dividends and share repurchases. During fiscal year 2025, we did repurchase shares of common stock, and we did not pay a dividend.
Our business growth and profitability improvement strategies depend on investments in capital expenditures and strategic investments. We are projecting total capital expenditures to be approximately $22 million for fiscal 2026. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets; and continued information infrastructure investments. In addition to capital expenditures, we plan to make additional investments in our general and administrative expenses to execute our broad digital transformation strategies to modernize our service systems for field service automation, to advance our enterprise performance planning capabilities, and to improve and automate quoting and sales processes. We also evaluate and may make strategic investments in new technologies or in our affiliates or acquire companies aligned with our business strategy. We are committed to invest an additional $0.4 million in fiscal 2026 in our current affiliates. We may make additional investments beyond our commitments.
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of April 26, 2025, we had $57.8 million of bonded work outstanding.
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Although our significant accounting policies are described in “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K, the following discussion is intended to identify and describe those accounting estimates made in accordance with GAAP that involve a significant level of uncertainty at the time the estimate was made and where changes in the estimates have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.
We believe the estimation process for uniquely configured contracts and warranties are material and critical. These areas contain estimates with a reasonable likelihood to change, and those changes could have a material impact on our financial condition and results of operations. The estimation processes for these areas are also difficult, subjective, and use complex judgments. Our critical accounting estimates are based on historical experience, our interpretation of GAAP, current laws and regulations; and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
Revenue recognition on uniquely configured contracts. Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost-to-cost input method by comparing cumulative costs incurred to the total estimated costs and applying that percentage of completion to the transaction price to recognize revenue. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed, including a reasonable profit margin. The cost-to-cost input method measures costs incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform the contract include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include materials and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated.
We may have multiple performance obligations in these types of contracts; however, a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to our customer is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times the system is customized or significantly modified to the customer’s desired configuration and location, and the interrelated goods and services provide utility to the customer as a package. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on our revenue recognition policies.
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
As of April 26, 2025 and April 27, 2024, we had approximately $35.8 million and $37.9 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See “Note 16. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in United States dollars and other currencies, including Canadian dollars, Euros, British pounds, Australian dollars, and other currencies. For fiscal 2025, 10.6 percent of net sales were derived in currencies other than United States dollars. We incur expenses in currencies other than United States dollars relating to specific contracts with customers and for our operations outside the United States
If we believe currency risk in any foreign location or with respect to specific sales or purchase transactions is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. There were no foreign currency agreements outstanding as of April 26, 2025. These contracts are marked to market each balance sheet date and are not designated as hedges. See “Note 15. Derivative Financial Instruments” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $0.4 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $127.5 million in cash balances as of April 26, 2025, $112.8 million were denominated in United States dollars, of which $0.9 million were held by our foreign subsidiaries. As of April 26, 2025, we had an additional $14.7 million in cash balances denominated in foreign currencies, of which $12.3 million was maintained in accounts of our foreign subsidiaries.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Daktronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the "Company") as of April 26, 2025 and April 27, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended April 26, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 26, 2025 and April 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We selected a sample of uniquely configured contracts and performed the following:

◦Compared costs incurred to date to the costs management estimated to be incurred to date.

◦Evaluated management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers and engineers, and compared the estimates to management’s work plans, engineering specifications, and supplier contracts.

◦Confirmed contractual terms with third parties.

◦Tested the mathematical accuracy of management’s estimate of total costs.

•We evaluated management’s ability to accurately estimate total costs by comparing actual costs to management’s historical estimates for uniquely configured contracts that have been fulfilled.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 25, 2025

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 26, 2025	April 27, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,507	$81,299
Restricted cash	—	379
Accounts receivable, net	92,762	117,186
Inventories	105,839	138,008
Contract assets	41,169	55,800
Current maturities of long-term receivables	2,437	298
Prepaid expenses and other current assets	8,520	8,531
Income tax receivables	3,217	448
Total current assets	381,451	401,949

Property and equipment, net	73,884	71,752
Long-term receivables, less current maturities	1,030	562
Goodwill	3,188	3,226
Intangibles, net	568	840
Debt issuance costs, net	1,289	2,530
Right of use, investment in affiliates, and other assets	9,378	21,163
Deferred income taxes	32,104	25,862
TOTAL ASSETS	$502,892	$527,884

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data)

	April 26, 2025	April 27, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	46,669	60,757
Contract liabilities	69,050	65,524
Accrued expenses	41,705	43,028
Warranty obligations	12,706	16,540
Income taxes payable	375	4,947
Total current liabilities	172,005	192,296

Long-term warranty obligations	23,124	21,388
Long-term contract liabilities	18,421	16,342
Other long-term obligations	6,839	5,759
Long-term debt, net	10,487	53,164
Deferred income taxes	85	143
Total long-term liabilities	58,956	96,796

STOCKHOLDERS’ EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,030 and 48,121 shares issued as of April 26, 2025 and April 27, 2024, respectively	—	—
Additional paid-in capital	189,940	117,571
Retained earnings	127,910	138,031
Treasury stock, at cost, 3,979 and 1,907 shares as of April 26, 2025 and April 27, 2024, respectively	(39,759)	(10,285)
Accumulated other comprehensive loss	(6,160)	(6,525)
TOTAL STOCKHOLDERS’ EQUITY	271,931	238,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,892	$527,884
See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Net sales	$756,477	$818,083	$754,196
Cost of sales	560,990	595,640	602,841
Gross profit	195,487	222,443	151,355

Operating expenses:
Selling	60,011	56,954	56,655
General and administrative	63,498	42,632	38,747
Product design and development	38,860	35,742	29,989
Goodwill impairment	—	—	4,576
	162,369	135,328	129,967
Operating income	33,118	87,115	21,388

Nonoperating income (expense):
Interest income (expense), net	1,347	(3,418)	(920)
Change in fair value of convertible note	(22,521)	(16,550)	—
Other expense and debt issuance costs write-off, net	(17,795)	(13,096)	(7,211)

(Loss) income before income taxes	(5,851)	54,051	13,257
Income tax expense	4,270	19,430	6,455
Net (loss) income	$(10,121)	$34,621	$6,802

Weighted average shares outstanding:
Basic	47,587	45,901	45,404
Diluted	47,587	46,543	45,521

(Loss) Earnings per share:
Basic	$(0.21)	$0.75	$0.15
Diluted	$(0.21)	$0.74	$0.15
See Notes to Consolidated Financial Statements..

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023

Net (loss) income	$(10,121)	$34,621	$6,802

Other comprehensive income (loss):
Cumulative translation adjustments	363	(1,020)	(616)
Unrealized gain on available-for-sale securities, net of tax	2	24	12
Total other comprehensive income (loss), net of tax	365	(996)	(604)
Comprehensive (loss) income	$(9,756)	$33,625	$6,198
See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Number	Amount			Number	Amount
Balance as of April 30, 2022:	46,733	$—	$110,166	$96,608	(1,907)	$(10,285)	$(4,925)	$191,564
Net income	—	—	—	6,802	—	—	—	6,802
Cumulative translation adjustments	—	—	—	—	—	—	(616)	(616)
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	12	12
Share-based compensation	—	—	2,027	—	—	—	—	2,027
Exercise of stock options	5	—	21	—	—	—	—	21
Shares withheld for taxes on Restricted Stock Unit issuances	(33)	—	(140)	—	—	—	—	(140)
Common stock issued upon vesting of Restricted Stock Units	267	—	—	—	—	—	—	—
Employee savings plan activity	424	—	1,208	—	—	—	—	1,208
Balance as of April 29, 2023:	47,396	—	113,282	103,410	(1,907)	(10,285)	(5,529)	200,878
Net income	—	—	—	34,621	—	—	—	34,621
Cumulative translation adjustments	—	—	—	—	—	—	(1,020)	(1,020)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	24	24
Share-based compensation	—	—	2,090	—	—	—	—	2,090
Exercise of stock options	219	—	1,302	—	—	—	—	1,302
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(303)	—	—	—	—	(303)
Common stock issued upon vesting of Restricted Stock Units	188	—	—	—	—	—	—	—
Employee savings plan activity	355	—	1,200	—	—	—	—	1,200
Balance as of April 27, 2024:	48,121	—	117,571	138,031	(1,907)	(10,285)	(6,525)	238,792
Net loss	—	—	—	(10,121)	—	—	—	(10,121)
Cumulative translation adjustments	—	—	—	—	—	—	363	363
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2
Share-based compensation	—	—	2,944	—	—	—	—	2,944
Conversion of an equity award to a liability award	—	—	(680)	—	—	—	—	(680)
Exercise of stock options	646	—	5,153	—	—	—	—	5,153
Shares withheld for taxes on Restricted Stock Unit issuances	(39)	—	(606)	—	—	—	—	(606)
Common stock issued upon vesting of Restricted Stock Units	145	—	—	—	—	—	—	—
Employee savings plan activity	148	—	1,192	—	—	—	—	1,192
Treasury stock purchase	—	—	—	—	(2,071)	(29,474)	—	(29,474)
Settlement of convertible note	4,009	—	64,366	—	—	—	—	64,366
Balance as of April 26, 2025:	53,030	$—	$189,940	$127,910	(3,978)	$(39,759)	$(6,160)	$271,931

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,121)	$34,621	$6,802
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,547	19,291	16,993
(Gain) loss on sale of property, equipment and other assets	(156)	44	(691)
Share-based compensation	2,944	2,090	2,027
Equity in loss of affiliates	3,053	3,764	3,332
Allowance for credit losses on affiliate loan	15,480	—	—
(Recovery) provision for doubtful accounts, net	(644)	373	1,009
Deferred income taxes, net	(6,300)	(9,069)	(3,633)
Non-cash impairment charges	—	6,359	9,049
Change in fair value of convertible note	22,521	16,550	—
Debt issuance costs write-off	—	3,353	—
Change in operating assets and liabilities	51,389	(14,135)	(19,864)
Net cash provided by operating activities	97,713	63,241	15,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,494)	(16,980)	(25,385)
Proceeds from sales of property, equipment and other assets	277	174	822
Proceeds from sales or maturities of marketable securities	—	550	3,490
Purchases of equity and loans to equity investees	(4,565)	(5,050)	(4,315)
Net cash used in investing activities	(23,782)	(21,306)	(25,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	—	41,172	378,694
Payments on notes payable	(2,108)	(19,434)	(360,944)
Debt issuance costs	—	(7,205)	(991)
Borrowings on long-term obligations	—	—	1,233
Principal payments on long-term obligations	(414)	(410)	(305)
Payments for common shares repurchased	(29,474)	—	—
Proceeds from exercise of stock options	5,153	1,302	21
Tax payments related to RSU issuances	(606)	(303)	(140)
Net cash (used in) provided by financing activities	(27,449)	15,122	17,568

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(653)	(69)	(522)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	45,829	56,988	6,682

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	81,678	24,690	18,008
End of period	$127,507	$81,678	$24,690
See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business: The Company is engaged principally in the design, market, and manufacture of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. Our products are designed primarily to inform and entertain people through the communication of content.
Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of a 13-week periods following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023 contained operating results for 52 weeks.
Principles of consolidation: The Consolidated Financial Statements include Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. We have a variable interest in a business where we have elected to follow the proportionate consolidation method because certain criteria were met under Accounting Standards Codification (“ASC”) 810, Consolidations.
We have arrangements we concluded were a variable interest entity and accounted for them under the proportionate consolidation method. These arrangements had an aggregate amount of contract assets, contract liabilities, and gross profit of $0, $41, and $89, respectively, as of and for the year ended April 26, 2025. As of April 27, 2024, the aggregate amount of contract assets, contract liabilities, and gross profit was $1,955, $38, and $2,761, respectively.
Investments in affiliates: We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities: A VIE is an entity (i) that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) that is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance and making estimates about the current and future fair value of the assets held by the VIE and the financial performance of the VIE. In assessing the Company’s interests in a VIE, we also consider interests held by its related parties, including de facto agents. Additionally, we assess whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors including, but not limited to: the characteristics and size of its investment relative to the related party; our and the related party’s ability to control or significantly influence key decisions of the VIE, including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of us and the related party. The determination of whether an entity is a VIE and whether we are the primary beneficiary may involve significant judgment and depends upon facts and circumstances specific to an entity at the time of the assessment.
Upon the occurrence of certain events such as changes to the entity’s legal formation or equity at risk, we reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or a voting interest entity and/or a change in our consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case the assets, liabilities, and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by us in the entity prior to us obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, our existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. We may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of the deconsolidated assets and liabilities compared to the fair value of any interests retained.

We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements, and material intercompany transactions. We evaluated the nature of our investment in affiliates of XdisplayTM (“XDC”), which is developing micro-LED mass transfer expertise and technologies, and Miortech (dba Etulipa) (“Mirotech”), which is developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent and in XDC was 16.4 percent as of April 26, 2025. The aggregate amount of our investments accounted for under the equity method was $0 and $1,813 as of April 26, 2025 and April 27, 2024, respectively.
We determined both entities are variable interest entities, and, based on management’s analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met. Therefore, as Daktronics does not have control, but is able to exercise significant influence, the investments in Miortech and XDC are accounted for under the equity method. Our proportional share of the respective affiliates’ earnings or losses is included in the “Other expense and debt issuance costs write-off, net” line item in our Consolidated Statements of Operations. For the fiscal years 2025, 2024 and 2023, our share of the losses of our affiliates was $3,053, $3,764 and $3,332, respectively.
We review our investments in affiliates for impairment indicators. For the fiscal years 2025, 2024 and 2023, we recorded impairment losses of $0, $6,359, and $4,473, respectively, to reflect the investments at fair market value (level 3) when we concluded there was an other-than-temporary impairment in our investments in affiliates.
We purchased services for research and development activities from our equity method investees. The total of these related party transactions for fiscal years 2025, 2024, and 2023 was $771, $577, and $672, respectively, which is included in the “Product design and development” line item in our Consolidated Statements of Operations, and, as of April 26, 2025 and April 27, 2024, $75 and $146, respectively, remains unpaid and is included in the “Accounts payable ” line item in our Consolidated Balance Sheets.
Summarized financial information for equity method investments consist of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Balance sheet data:
Current assets	$3,883	$4,035	$5,504
Non-current assets	575	5,077	3,312
Current liabilities	44,395	33,672	25,298
Non-current liabilities	3,627	2,151	721
Income statement data:
Net loss	$(16,437)	$(13,609)	$(16,932)

Loans to affiliates. We also have advanced loans to our affiliates under convertible and promissory notes (collectively, the “Affiliate Notes”). We advanced $4,565 in fiscal 2025 and $5,050 in fiscal 2024 under the Affiliate Notes. We have accrued interest related to the Affiliate Notes of $838 and $449 as of April 26, 2025 and April 27, 2024, respectively. The total face value of the outstanding amount of the Affiliate Notes was $19,843 and $14,241 as of April 26, 2025 and April 27, 2024, respectively. The balances of Affiliate Notes are included in the “Right of use, investment in affiliates, and other assets” line item in our Consolidated Balance Sheets. We evaluate the Affiliate Notes for impairment and credit losses. During the fourth quarter of fiscal 2025, a provision for expected credit losses of $15,480 was recorded as management’s analysis concluded a note related to one of our affiliates is anticipated to be uncollectible. This is included in the “Other expense and debt issuance costs write-off, net” line item in our Consolidated Statements of Operations. As of April 27, 2024, no provision for losses were recorded.
The Affiliate Notes balance combined with the investment in affiliates balance totaled $3,123 and $16,054 as of April 26, 2025 and April 27, 2024, respectively. We are committed to invest an additional $400 in fiscal 2026 in our current affiliates.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and our ability to continue as a going concern. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. Risks and uncertainties include, but are not limited to, uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, tariffs, fluctuations in foreign currency exchange rates relative to the U.S. dollar, changes in interest rates, and ongoing and new geopolitical conflicts.
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the estimated total costs on uniquely configured contracts and estimated costs to be incurred for product warranties, income taxes, and the valuation of investments in and advances to affiliates. Estimation processes are also used in inventory valuation and for determining the allowance for credit losses, share-based compensation, goodwill impairment, the value of long-term assets, and extended warranty and product maintenance agreements.
Changes in estimates are reflected in the periods in which they become known.
Cash and cash equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and consist primarily of government repurchase agreements, savings accounts, and money market accounts that are carried at cost, which approximates fair value. We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We have not experienced any losses in such accounts.
Restricted cash: Restricted cash consists of cash and cash equivalents held in bank deposit accounts to secure certain issuances of foreign bank guarantees.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of the same amounts shown in the Consolidated Statements of Cash Flows.

	April 26, 2025	April 27, 2024	April 29, 2023
Cash and cash equivalents	$127,507	$81,299	$23,982
Restricted cash	—	379	708
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$127,507	$81,678	$24,690
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Of our $127,507 in cash and cash equivalents balances as of April 26, 2025, $112,758 was denominated in United States dollars, of which $932 was held by our foreign subsidiaries. As of April 26, 2025, we had an additional $14,749 in cash balances denominated in foreign currencies, of which $12,309 was maintained in accounts of our foreign subsidiaries.
Inventories: In accordance with ASC 330, Inventory, our inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is measured as the price of the components and allocated expenses for production or betterment of the inventory item that are applied to the purchase cost of the raw materials. When we estimate net realizable value to be lower than cost, any necessary adjustments are charged to cost of sales in that period. In determining net realizable value, we review various factors such as current inventory levels, forecast demand, costs of completion, and technological obsolescence.
Allowance for credit losses: We make estimates regarding the collectability of our accounts receivable, long-term receivables, notes receivable, contract assets, and other receivables. In evaluating the adequacy of our allowance for credit losses, we analyze specific balances, customer creditworthiness, changes in customer payment cycles, and current economic trends. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. In addition, in accordance with ASC 326, Financial Instruments - Credit Losses, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. We charge off receivables at such time it is determined collection will not occur against the allowance for credit losses.
Revenue recognition: Our accounting policies and estimates are in accordance with ASC 606, Revenue from Contracts with Customers, and are as follows:
Contracts are identified and follow the revenue recognition policies when all of the following occur: we have evidence that all parties to the contract have approved the contract and are committed to perform their respective obligations; we can identify each party’s rights regarding the goods or services to be transferred; we can identify the payment terms for the goods or services to be transferred; the contract has commercial substance; and it is probable we will collect substantially all of the consideration to which we would be entitled in exchange for the goods or services.
Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $321 and $384 as of April 26, 2025 and April 27, 2024, respectively. These are included in the “Inventories” line item in our Consolidated Balance Sheets.
At contract inception, we identify performance obligations by reviewing the agreement for material distinct goods and services. Goods and services are distinct when the customer can benefit from them on its own and our promises to transfer these items are identifiable from other promises within the contract. When we are contracted to provide a single promise (an integrated system), we often treat it as a single performance obligation if we are providing goods and services with the same pattern of transfer that are highly integrated or interdependent, that are modified or customized by other goods or services promised, or that provide a combined outcome for which the customer has contracted. When less interdependency or integration is necessary, or when the customer can benefit from distinct items, we separate the contract into multiple performance obligations. We account for extended warranties and other services (“service-type warranties”) that represent a distinct service as a separate performance obligation.
Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (that is, the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing the legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See “Note 6. Accounts Receivable, Net” of the Notes to our Consolidated Financial Statements included in this Form 10-K for amounts recorded in long-term receivables.
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
Estimated contract revenues and costs include management’s latest estimate using significant judgments with respect to the complexity of the scope and duration of a particular contract, project to-date performance and conditions, knowledge of any stated or expected project dispute or other claim, government tariffs, and market conditions for input costs. Unanticipated costs that exceed our original estimates may not be recoverable under fixed price contracts. Changes in costs may occur as a result of several factors including, but not limited to, the cost, shortages or non-availability of materials or labor; increases in tariffs on imports of inputs, unanticipated technical problems; required project modifications not initiated by the customer; suppliers’ or subcontractors’ failure to perform or delay in performing their obligations; logistics disruptions or delays; and capacity constraints. Contingencies for unknown or uncertain cost estimates may be utilized based on the complexity of scope and duration of a project and are relieved when conditions resolve. We evaluate changes in estimates on a contract-by-contract basis, and estimates are made when the revisions are probable and reasonably estimable. Provisions of estimated losses on uncompleted contracts are made in the period when such losses are capable of being estimated. The cumulative catch-up method is used to account for revisions in estimates.
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
Our material performance obligation types include:
Unique configuration contracts: audio-visual communication systems uniquely configured (custom) or integrated for a customer’s particular location and system configuration may include all or a combination of the following: engineering services, project management services, video display(s), control solution(s), installation and integration services, scoring and messaging equipment, training, other on-site services, spare parts, software licenses, and assurance-type warranties.
We may have multiple performance obligations in these types of contracts; however, a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporate individual goods and services into a combined output or system. Often times, the system is customized or significantly modified to the customer’s desired configuration and location, and the interrelated goods and services provide utility to the customer as a package.
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
Contract modifications to existing contracts with customers are evaluated in accordance with the five-step revenue model. We treat contract modifications as a separate contract and new performance obligations when the additional goods or services are distinct and do not add to the unique configuration or are outside the integrated system and when the consideration reflects standalone selling prices. If the additional goods or services offered under the modification enhance the uniquely configured or integrated systems, revenue is allocated to the existing contract’s performance obligation. Modifications may cause changes in the timing of revenue recognition depending on the allocation to various performance obligations.
The time between contract order and project completion is typically less than 12 months but may extend longer depending on the amount of custom work and customer’s delivery needs.

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
Revenue is recognized at a point in time when control passes, or over time as services are performed or control passes. When fulfilling limited configuration performance obligations, we are typically able to redirect the video displays or scoring, messaging, or audio equipment to another customer without incurring significant economic losses. Therefore, we have an alternative use for the performance obligation and recognize revenue upon our substantial completion and at the point in time we estimate control has transferred to the customer. When limited configured single performance obligations are more service-type (that is, installation and integration services), we recognize revenue over time using the cost-to-cost input method by comparing cumulative costs incurred to the total estimated costs and applying that percentage of completion to the transaction price to recognize revenue. We believe the cost-to-cost input method is the most faithful depiction of the customer obtaining control and benefits from the work performed.
Services and other: Services sold on a stand-alone basis or after the initial system sale include performance obligations such as event support, control room design, on-site training, equipment service, service-type warranties, technical support, software sold as a service, and other immaterial revenue streams. These are generally contracted with a customer per service event or service type on a stand-alone basis. Services, service type warranties, and other are recognized as net sales when the services are performed, and control is transferred to the customer at a point in time when title or control passes or over time as services are performed and for time-based “stand ready to perform” type obligations. We use professional judgment to determine control transfer. If we have the right to consideration from a customer that directly corresponds with the value of our performance (where we bill a fixed amount for each hour of service provided), we recognize revenue related to the work completed.
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
Warranty: We offer a standard parts coverage warranty for periods varying from one to five years for most of our products. We also offer additional types of warranties to include on-site labor, routine maintenance, and event support. The terms of warranties on some installations can vary from one to 10 years. The specific terms and conditions of these warranties vary primarily depending on the type of product sold. We estimate the costs which may be incurred under the contractual warranty obligations (assurance type warranty) and record a liability in the amount of such estimated costs at the time the revenue is recognized. Factors affecting our estimate of the cost of our warranty obligations include government tariffs, historical experience, and expectations of future conditions. We continually assess the adequacy of our recorded warranty accruals and, to the extent we experience any changes in warranty claim activity or costs associated with servicing those claims, our accrued warranty obligation is adjusted accordingly. For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred.

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
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
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
A qualitative assessment may be used to first determine whether it is “more likely than not” that the fair value of a reporting unit is less its carrying value. Based on this assessment, if it is determined that is more likely than not that impairment has occurred, a quantitative analysis will be performed. The quantitative assessment uses an income approach to estimate the fair value of each reporting unit. The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions and takes into account management plans, business trends, and market and economic conditions. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit’s carrying value exceeds its fair value will be recognized.
Foreign currency translation: We follow the provisions of ASC 830, Foreign Currency Matters. Our foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.
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
In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See “Note 12. Income Taxes” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
Self-Insurance: Generally, we self-insure a portion of health insurance, product liability claims, and workers’ compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use historical expense trend information, claim information, or third-party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. For workers compensation and health insurance claims, we maintain an excess liability insurance policy with outside insurance carriers to minimize the risks related to catastrophic claims in excess $250 per occurrence for health insurance and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within accrued expenses on the Consolidated Balance Sheets included in this Report.
Comprehensive income (loss): We follow the provisions of ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components, and we disclose these components in the Consolidated Statements of Comprehensive Income. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income (loss) represents net (loss) income adjusted for cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The foreign currency translation adjustment included in the comprehensive income (loss) calculation has not been tax affected, as the investments in foreign affiliates are deemed to be permanent.
Product design and development: We follow the provisions of ASC 730, Research and Development, which states all expenses related to product design and development are charged to operations as incurred. Our product design and development activities include the enhancement of existing products and technologies and the development of new products and technologies.
Par value: In April 2025, the Company filed a certificate of incorporation with the State of Delaware to incorporate under the laws of that state. The Company assigned a par value of $0.00001 per common and preferred share in the Certificate of Incorporation. Prior to incorporation in the State of Delaware, the Company’s common and preferred shares had no par value. In connection with this incorporation and change in par value, the Company has recast prior periods to reflect issued and outstanding shares of common and preferred stock as they would have been presented under the new certificate of incorporation.
Earnings per share (“EPS”): We follow the provisions of ASC 260, Earnings Per Share, where basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock which share in our earnings.

The following is a reconciliation of the net (loss) income and common share amounts used in the calculation of basic and diluted EPS for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Earnings per share - basic
Net (loss) income	$(10,121)	$34,621	$6,802
Weighted average shares outstanding	47,587	45,901	45,404
Basic (loss) earnings per share	$(0.21)	$0.75	$0.15

Earnings per share - diluted
Net (loss) income	$(10,121)	$34,621	$6,802
Diluted net (loss) income	$(10,121)	$34,621	$6,802

Weighted average common shares outstanding	47,587	45,901	45,404
Dilution associated with stock compensation plans	—	642	117
Weighted average common shares outstanding, assuming dilution	47,587	46,543	45,521

Diluted (loss) earnings per share	$(0.21)	$0.74	$0.15
Options outstanding to purchase 49, 675 and 2,084 shares of common stock with a weighted average exercise price of $10.57, $10.29, and $7.47 for the fiscal years ended April 26, 2025, April 27, 2024, and April 29, 2023, respectively, were not included in the computation of diluted EPS because the effects would be anti-dilutive.
During the fiscal year ended April 27, 2024, shares of common stock issuable upon conversion of the secured convertible note in the original amount of $25,000 due on May 11, 2027 (the “Convertible Note”) were not included in the computation of diluted EPS, as the effect would be anti-dilutive. For the fiscal year ended April 27, 2024, 3,915 potential common shares related to the Convertible Note were excluded from the calculation of diluted EPS.
Share-based compensation: We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. See “Note 10. Stockholders’ Equity and Share-Based Compensation” of the Notes to our Consolidated Financial Statements included in this Form 10-K for additional information and the assumptions we use to calculate the fair value of share-based employee compensation.
Recent Accounting Pronouncements
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending April 26, 2025, noting there were no changes to our reportable segments. The Company plans to adopt ASU 2023-07 for interim periods beginning in the fiscal year ending May 2, 2026. See “Note 3. Segment Reporting” of the Notes to our Consolidated Financial Statements included in this Form 10-K for additional discussion.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the disclosure of specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the disaggregation of the disclosures of income taxes paid by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis. Early adoption and retroactive application are permitted. We are currently evaluating the impact of ASU 2023-09 on our income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027; however, early adoption is permitted and can be applied either prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

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
The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$27,405	$226,780	$35,235	$49,280	$17,715	$356,415
Limited configuration	105,358	34,464	119,397	24,847	36,013	320,079
Service and other	23,440	30,240	11,289	6,934	8,080	79,983
	$156,203	$291,484	$165,921	$81,061	$61,808	$756,477
Timing of revenue recognition
Goods/services transferred at a point in time	$116,605	$46,102	$120,138	$29,453	$39,903	$352,201
Goods/services transferred over time	39,598	245,382	45,783	51,608	21,905	404,276
	$156,203	$291,484	$165,921	$81,061	$61,808	$756,477

	Fiscal Year 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$32,914	$269,184	$38,819	$52,142	$29,562	$422,621
Limited configuration	109,458	41,805	124,113	27,913	24,164	327,453
Service and other	19,254	27,519	7,417	5,335	8,484	68,009
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083
Timing of revenue recognition
Goods/services transferred at a point in time	$115,836	$48,899	$121,175	$30,866	$27,049	$343,825
Goods/services transferred over time	45,790	289,609	49,174	54,524	35,161	474,258
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083

	Fiscal Year 2023
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,821	$223,560	$22,730	$45,286	$33,623	$351,020
Limited configuration	128,346	36,259	114,951	23,946	43,007	346,509
Service and other	16,423	25,081	4,067	3,074	8,022	56,667
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196
Timing of revenue recognition
Goods/services transferred at a point in time	$132,728	$43,761	$109,323	$24,950	$45,687	$356,449
Goods/services transferred over time	37,862	241,139	32,425	47,356	38,965	397,747
	$170,590	$284,900	$141,748	$72,306	$84,652	$754,196
See “Note 3. Segment Reporting” of the Notes to our Consolidated Financial Statements included in this Form 10-K for a disaggregation of revenue by geography.
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

The following table reflects the changes in our contract assets and liabilities:

	April 26, 2025	April 27, 2024	Dollar Change	Percent Change
Contract assets	$41,169	$55,800	$(14,631)	(26.2)%
Contract liabilities - current	69,050	65,524	3,526	5.4
Contract liabilities - non-current	18,421	16,342	2,079	12.7
The changes in our contract assets and contract liabilities from April 27, 2024 to April 26, 2025 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for fiscal 2025, 2024, and 2023.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the “Contract assets” and “Contract liabilities” line items of our Consolidated Balance Sheets. Changes in unearned service-type warranty contracts, net were as follows:

	April 26, 2025	April 27, 2024
Balance at beginning of year	$32,159	$28,338
New contracts sold	55,480	49,099
Less: reductions for revenue recognized	(52,885)	(43,520)
Foreign currency translation and other	375	(1,758)
Balance at end of year	$35,129	$32,159
Contracts in process identified as loss contracts as of April 26, 2025 and April 27, 2024 were immaterial. Loss provisions are recorded in the “Accrued expenses” line item in our Consolidated Balance Sheets.
During fiscal 2025, we recognized revenue of $62,228 related to our contract liabilities as of April 27, 2024.
Remaining performance obligations and revenue recognized from past performance obligations
As of April 26, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $408,332. Remaining performance obligations related to product and service agreements as of April 26, 2025 were $341,624 and $66,708, respectively. We expect approximately $342,338 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the years ended April 26, 2025 and April 27, 2024 was immaterial.
Note 3. Segment Reporting
We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our operating segments/business units.
Our chief operating decision-maker (CODM), who is our interim president and chief executive officer, regularly reviews the consolidated financial results in their entirety and the operating segment financial results to the GAAP measure of gross profit. The CODM uses gross profit and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another. Assets and capital expenditures are reviewed by the CODM at the consolidated level, rather than segment level, as the information is not used in evaluating segment performance or allocating resources. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for our Company and our segments. Management of each operating segment has the responsibility for operating decisions, allocating resources, and assessing performance within their segment.
•Our Commercial business unit primarily consists of sales of our integrated video display systems, digital billboards, Galaxy® and Fuelight™ product lines, and dynamic messaging systems to resellers (primarily sign companies), out-of-home (“OOH”) companies, national retailers, quick-serve restaurants, casinos, shopping centers, cruise ships, commercial building owners, and petroleum retailers.
•Our Live Events business unit primarily consists of sales of integrated scoring and video display systems to college and professional sports facilities and convention centers and sales of our mobile display technology to video rental organizations and other live events type venues.
•Our High School Park and Recreation business unit primarily consists of sales of scoring systems, Galaxy® displays, and video display systems to primary and secondary education facilities and resellers (primarily sign companies).
•Our Transportation business unit primarily consists of sales of intelligent transportation systems dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines, and other transportation related customers.
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
Our segments follow the same accounting policies as those described in “Note 1. Nature of Business and Summary of Significant Accounting Policies.” Some expenses or services are not directly allocable to a sale or segment, or the resources and related expenses are shared across business segment areas. These expenses are allocated using estimates and allocation methodologies based on financial measures and professional judgment. Shared or unabsorbed manufacturing costs are allocated to the business unit benefiting most from that manufacturing location’s production capabilities. Shared or unabsorbed costs of domestic field sales and services infrastructure, including most field administrative staff, are allocated to the Commercial, Live Events, High School Park and Recreation, and Transportation business units based on cost of sales. Shared manufacturing, buildings and utilities, and procurement costs are allocated based on payroll dollars, square footage, and various other financial measures in the segment analysis. Assets are not allocated to the segments. Depreciation and amortization are allocated to each segment based on various financial measures; however, some depreciation and amortization are corporate in nature and remain unallocated.
We do not maintain information on sales by products; therefore, disclosure of such information is not practical.
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Net sales:
Commercial	$156,203	$161,626	$170,590
Live Events	291,484	338,508	284,900
High School Park and Recreation	165,921	170,349	141,748
Transportation	81,061	85,390	72,306
International	61,808	62,210	84,652
Total consolidated net sales	756,477	818,083	754,196

Cost of Sales:
Commercial	117,486	127,393	139,435
Live Events	228,790	242,524	235,645
High School Park and Recreation	108,126	112,985	100,603
Transportation	52,023	59,369	52,481
International	54,565	53,369	74,677

Gross profit:
Commercial	38,717	34,233	31,155
Live Events	62,694	95,984	49,255
High School Park and Recreation	57,795	57,364	41,145
Transportation	29,038	26,021	19,825
International	7,243	8,841	9,975
Total consolidated gross profit	195,487	222,443	151,355

Less:
Selling	60,011	56,954	56,655
General and administrative	63,498	42,632	38,747
Product design and development	38,860	35,742	29,989
Goodwill impairment	—	—	4,576
Interest (income) expense, net	(1,347)	3,418	920
Change in fair value of convertible note	22,521	16,550	—
Other expense and debt issuance costs write-off, net	17,795	13,096	7,211
(Loss) Income before income taxes	$(5,851)	$54,051	$13,257

Depreciation and amortization:
Commercial	$4,272	$4,497	$3,468
Live Events	5,668	6,256	6,430
High School Park and Recreation	2,179	1,968	1,632
Transportation	807	715	584
International	2,144	2,255	2,307
Total depreciation and amortization for reportable segments	15,070	15,691	14,421
Unallocated corporate depreciation	4,477	3,600	2,572
Total depreciation and amortization	$19,547	$19,291	$16,993

No single country comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales, which are based on where the end user is located, and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Net sales:
United States	$676,192	$744,419	$661,312
Outside United States	80,285	73,664	92,884
	$756,477	$818,083	$754,196
Property and equipment, net of accumulated depreciation:
United States	$66,701	$64,332	$63,786
Outside United States	7,183	7,420	8,361
	$73,884	$71,752	$72,147
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
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended April 26, 2025 were as follows:

	Commercial	Transportation	Total
Balance as of April 27, 2024:	$3,188	$38	$3,226
Foreign currency translation	(29)	(9)	(38)
Balance as of April 26, 2025:	$3,159	$29	$3,188
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
We performed our annual impairment test on October 27, 2024 and concluded no goodwill impairment existed for fiscal year 2025. The annual impairment test for fiscal year 2024 concluded no goodwill impairment existed.
The amount of accumulated impairments to goodwill as of April 26, 2025 and April 27, 2024 was $4,576.

Intangible Assets
The following table summarizes intangible assets, net, as of April 26, 2025 and April 27, 2024:

	April 26, 2025
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$662	$342	$320
Customer relationships	10.3	2,521	2,273	248
Total	12.2	$3,183	$2,615	$568

	April 27, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$636	$296	$340
Customer relationships	10.3	2,549	2,049	500
Total	12.2	$3,185	$2,345	$840
In the fiscal years 2025, 2024, and 2023, amortization expense was $278, $287, and $290, respectively. Amortization expenses are included primarily in product design and development and selling expense in the Consolidated Statements of Operations. Intangible assets are written off when fully amortized.
As of April 26, 2025, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2026	$251
2027	38
2028	38
2029	38
2030	38
Thereafter	165
Total expected amortization expense	$568
Note 5. Selected Financial Statement Data
Inventories consisted of the following:

	April 26, 2025	April 27, 2024
Raw materials	$46,340	$66,900
Work-in-process	10,223	13,848
Finished goods	49,276	57,260
	$105,839	$138,008

Property and equipment, net consisted of the following:

	April 26, 2025	April 27, 2024
Land	$3,024	$2,895
Buildings	73,373	71,670
Machinery and equipment	139,079	131,983
Office furniture and equipment	4,027	3,765
Computer software and hardware	48,087	46,135
Construction in Process	1,619	5,064
Demonstration equipment	7,355	7,094
Transportation equipment	8,455	7,667
	285,019	276,273
Less accumulated depreciation	211,135	204,521
	$73,884	$71,752
Our depreciation expense was $17,654, $17,453, and $16,703 for the fiscal years 2025, 2024, and 2023, respectively.
Accrued expenses consisted of the following:

	April 26, 2025	April 27, 2024
Compensation	$23,217	$27,365
Taxes, other than income taxes	3,259	3,410
Accrued employee benefits	4,105	3,871
Operating lease liabilities	2,044	1,984
Short-term accrued expenses	9,080	6,398
	$41,705	$43,028

Interest (expense) income, net consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Interest expense:
Interest expense	$(2,873)	$(3,397)	$(1,127)
Debt issuance amortization expense	(1,614)	(1,551)	—
Total interest expense	(4,487)	(4,948)	(1,127)
Interest income:
Interest income	5,834	1,530	207
Interest income (expense), net	$1,347	$(3,418)	$(920)

Other expense and debt issuance costs write-off, net consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Foreign currency transaction gains (losses)	$658	$284	$479
Equity in losses of affiliates	(3,053)	(3,764)	(3,332)
Allowance for credit losses on affiliate loan	(15,480)	—	—
Impairment of equity method investees	—	(6,359)	(4,473)
Debt issuance costs write off	—	(3,353)	—
Other	80	96	115
	$(17,795)	$(13,096)	$(7,211)
Note 6. Accounts Receivables, Net
We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for credit losses of $1,927 and $4,568 as of April 26, 2025 and April 27, 2024, respectively. Included in accounts receivable as of April 26, 2025 and April 27, 2024 was $3,727 and $1,350, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.
In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including accrued interest and current maturities, was $3,287 and $859 as of April 26, 2025 and April 27, 2024, respectively. Contract receivables bearing annual interest rates of 8.0 to 9.0 percent are due in varying annual installments through September 2026. The face value of long-term receivables was $3,698 and $863 as of April 26, 2025 and April 27, 2024, respectively.
Note 7. Financing Agreements
Long-term debt consists of the following:

	April 26, 2025	April 27, 2024
ABL credit facility/prior line of credit	$—	$—
Mortgage	12,375	13,875
Convertible note	—	25,000
Long-term debt, gross	12,375	38,875
Debt issuance costs, net	(388)	(761)
Change in fair value of convertible note	—	16,550
Current portion	(1,500)	(1,500)
Long-term debt, net	$10,487	$53,164
Credit Agreements
On May 11, 2023, we closed on a $75,000 senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A. (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement). The Credit Facility consists of a $60,000 asset-based revolving credit facility maturing on May 11, 2026 (the “ABL”), which is secured by first priority lien on the Company’s assets pursuant to a Pledge and Security Agreement, dated as of May 11, 2023, by and among the Company, Daktronics Installation, Inc., and the Administrative Agent (the “Pledge and Security Agreement”), and a $15,000 delayed draw term loan (the “Delayed Draw Loan”) secured by a first priority mortgage on our Brookings, South Dakota real estate (the “Mortgage”) pursuant to the Pledge and Security Agreement.
Under the ABL, certain factors can impact our borrowing capacity. As of April 26, 2025, our borrowing capacity was $36,274, there were no borrowings outstanding, and there was $3,393 used to secure letters of credit outstanding. We made no borrowings on this ABL during fiscal 2025.
The interest rate on the ABL is set on a sliding scale based on the trailing 12-month fixed charge coverage and ranges from 2.5 to 3.5 percent over the secured overnight financing rate (SOFR).
The $15,000 Delayed Draw Loan was funded on July 7, 2023. It amortizes over 10 years and has monthly payments of $125. The Delayed Draw Loan is subject to the terms of the Credit Agreement and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is set on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges between 1.0 and 2.0 percent over the Commercial Bank Floating Rate (CBFR). The interest rate as of April 26, 2025 for the Delayed Draw Loan was 8.5 percent.
On June 10, 2025, we entered into a Consent and Amendment No. 4 to Credit Agreement, effective as of June 6, 2025 (the “Fourth Amendment”), which, among other changes to the Credit Agreement, permits the Company to secure Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity date of May 11, 2026 under certain conditions (the “Specified Letters of Credit”). For more information about the Fourth Amendment and the Specified Letters of Credit, see “Note 18. Subsequent Events” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Convertible Note
On May 11, 2023, we borrowed $25,000 in aggregate principal amount under the secured Convertible Note issued to Alta Fox Opportunities Fund, LP (the “Holder”). The Convertible Note provided for the following conversion features:
•The Convertible Note allowed the Holder and any of the Holder’s permitted transferees, donees, pledgees, assignees or successors-in-interest to convert all or any portion of the principal amount of the Convertible Note, together with any accrued and unpaid interest and any other unpaid amounts, including late charges, if any (together, the “Conversion Amount”), into shares of the Company’s common stock at an initial conversion price of $6.31 per share, subject to adjustment in accordance with the terms of the Convertible Note (the “Conversion Price”).

•The Company also had a forced conversion right, exercisable on the occurrence of certain conditions set forth in the Convertible Note, pursuant to which it could cause all or any portion of the outstanding and unpaid Conversion Amount to be converted into shares of common stock at the Conversion Price.
On November 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on December 3, 2024 at the conversion price of $6.31 per share into 1,109 shares of the Company’s common stock (the “December Conversion”). On December 11, 2024, the Company issued notice to the Holder that the Company would force the conversion of an additional $7,000 of the principal balance and accrued interest of the Convertible Note on January 3, 2025 at the conversion price of $6.31 per share into 1,109 shares of the Company’s common stock (the “January Conversion”). On January 27, 2025, in accordance with the terms of the Convertible Note, the Company settled the December Conversion and the January Conversion through the issuance of 2,218 shares of the Company’s common stock (based on the Conversion Price). On January 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of $7,000 of the principal balance and accrued interest of the Convertible Note on February 3, 2025 at the Conversion Price into 1,109 shares of the Company’s common stock (the “February Conversion”). On February 3, 2025, in accordance with the terms of the Convertible Note, the Company settled the February Conversion. On February 10, 2025, the Company issued notice to the Holder that the Company would force the conversion of the fourth and final tranche of 681 shares or $4,294 on March 4, 2025, representing the remaining principal and interest balance of the Convertible Note (the “March Conversion”). On March 4, 2025, in accordance with the terms of the Convertible Note, the Company settled the March Conversion, resulting in full settlement of the Convertible Note.
Interest
The estimated fair value of the Convertible Note upon its issuance date of May 11, 2023 was computed using the binomial lattice model. Given the appreciation of the Company’s stock price from the issuance of the Convertible Note combined with our then intent and expectation of settlement as soon as is feasible through exercise of its forced conversion right, we determined that the Monte Carlo simulation (“MCS”) model was appropriately suited to determine the fair value of the Convertible Note during the second and third quarter of fiscal 2025. The valuation models incorporate significant inputs that are not observable in the market and thus represent a Level 3 measurement.
The changes in fair value of the Convertible Note during fiscal 2025 was as follows:

Liability Component
(in thousands)
Balance as of April 27, 2024	$41,550
Carrying value of note settled through conversion	(64,366)
Fair value change recognized	22,521
Interest on convertible note	$295
Balance as of April 26, 2025	$—

During the interim periods for the year ended April 26, 2025, prior to conversion of the Convertible Note, we determined the fair value using the following range of key assumptions: Risk-Free Rate (Annual) of 4.04%-4.24%, Implied Yield of 15.79%-15.98% and Volatility (Annual) of 40%-55%. For the year ended April 27, 2024, we determined the fair value by using the following key assumptions in the binomial lattice model:

April 27, 2024
Risk-Free Rate (Annual)	4.78%
Implied Yield	16.28%
Volatility (Annual)	40.00%
Dividend Yield (Annual)	—%

The Credit Agreement requires a fixed charge coverage ratio of greater than 1.1 and include other customary non-financial covenants. As of April 26, 2025, we were in compliance with our financial covenants under the Credit Agreement.

Debt Issuance Costs

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments occur, a proportional amount of unamortized debt issuance costs is expensed. As part of these financings, we capitalized $8,195 in debt issuance costs. During the fiscal year ended April 27, 2024, due to the Convertible Note being accounted for at fair value, we expensed $3,353 of the related debt issuance costs, which are included in the “Other expense and debt issuance costs write-off, net” line item in our Consolidated Statements of Operations. During the fiscal years ended April 26, 2025 and April 27, 2024, we amortized $1,614 and $1,551, respectively, of debt issuance costs. The remaining debt issuance costs of $1,677 are being amortized over the remaining term of the Credit Facility.

Future Maturities

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
2026	$1,500
2027	10,875
2028	—
2029	—
2030 and beyond	—
Total debt	$12,375

Note 8. Share Repurchase Program
On June 16, 2016, our Board of Directors approved a stock repurchase program under which we may purchase up to $40,000 of the Company’s outstanding shares of common stock. On March 4, 2025, our Board of Directors approved the repurchase of an additional $10,000 of the Company’s outstanding shares of common stock under the stock repurchase program for a maximum authorized value of $50,000. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. For additional information, see “Note 18. Subsequent Events” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
During fiscal 2025, we repurchased 2,071 shares of common stock at a total cost of $29,474. During fiscal 2024 and 2023, we had no repurchases of shares of our outstanding shares of common stock. As of April 26, 2025, we had $9,880 of remaining capacity under our share repurchase program.
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
Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2025, the amount of the operating lease cost included in cost of sales and operating expenses in the Consolidated Statements of Operations was $2,530 and $674, respectively, as compared to $2,344 and $980, respectively, in fiscal year 2024, and $2,560 and $906, respectively, in fiscal year 2023. Operating lease cost includes short-term leases, which are immaterial.
As of April 26, 2025, the weighted average remaining lease term and discount rate related to operating leases was 2.4 years and 6.1 percent as compared to 2.4 years and 5.0 percent as of April 27, 2024.
Supplemental unaudited cash flow information related to operating leases were as follows:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,461	$2,581	$2,692
Future minimum operating lease payments as of, and subsequent to, April 26, 2025 under ASC 842 are as follows:

Operating Leases
Fiscal years ending
2026	$2,270
2027	2,060
2028	791
2029	33
2030	29
Thereafter	—
Total lease payments	5,183
Less imputed interest	(369)
Total lease liabilities	$4,814
The current and long-term portions of the lease liabilities are included in the “Accrued expenses” and “Other long-term obligations” line items in our Consolidated Balance Sheets, respectively.
Note 10. Stockholders’ Equity and Share-Based Compensation
Authorized share types: Our 120,000 authorized shares of stock consist of 115,000 shares of common stock and 5,000 shares of preferred stock.
Stock incentive plans: During fiscal 2021, we established the Daktronics, Inc. 2020 Stock Incentive Plan (“2020 Plan”) and ceased granting options under the 2015 Stock Incentive Plan (“2015 Plan”). The 2020 Plan provides for the issuance of stock-based awards, including stock options, restricted stock, restricted stock units, and deferred stock to employees, directors, and consultants. Stock options issued to employees under the 2015 Plan and 2020 Plan generally have a 10-year life, an exercise price equal to the closing market value on the grant date, and a five-year annual vesting period. The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Company’s Board of Directors (the “Board” or “Board of Directors”). Restricted stock units are granted to employees and have a five-year annual vesting period. As with stock options, restricted stock and restricted stock unit ownership cannot be transferred during the vesting period.

As of April 26, 2025, the aggregate number of shares available for future grants under the 2020 Plan for stock options and restricted stock awards was 1,381 shares. Shares of common stock subject to all stock awards granted under the 2020 Plan are counted as one share of stock for each share of stock subject to the award. Although the 2015 Plan remains in effect for options outstanding that were granted under the 2015 Plan until the earlier of the exercise of the options or their expiration or termination without being exercised, no new options can be granted under the 2015 Plan.
Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and restricted stock units (“RSU”) to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of restricted stock and our restricted stock unit awards are measured on the grant date based on the market value of our common stock. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and restricted stock unit awards was approximately $4,456 as of April 26, 2025, which is expected to be recognized over a weighted-average period of 4.33 years. The total fair value of restricted stock vested was $1,209, $1,536, and $1,160 in fiscal years 2025, 2024, and 2023, respectively.

In March 2025, Reece A. Kurtenbach resigned from his position as President and Chief Executive Officer (“CEO”) of the Company and, as a result, a portion of his unvested RSUs was accelerated and vested, which resulted in additional compensation expense relating to the modified awards for the year ended April 26, 2025. Any remaining unvested RSUs were forfeited. As of April 26, 2025, no unrecognized stock-based compensation expense remained on these RSUs. In addition, a portion of unvested options held by Mr. Kurtenbach was accelerated and vested, which resulted in additional compensation expense relating to the modified awards for the year ended April 26, 2025. Any remaining unvested options were forfeited. The Company offered Mr. Kurtenbach an option to settle his outstanding stock options in cash rather than exercising them. The Company modified these awards and changed the classification of the grant from equity to a liability. Mr. Kurtenbach elected to cash settle his options, and as a result, the Company realized $680 as a liability. As a result, the options were cancelled, and Mr. Kurtenbach received a cash payment and the share based liability was resolved as of April 26, 2025.
In March 2025, the Company recorded a one-time equity award to each of its interim CEO and acting Chief Financial Officer (“CFO”). Pursuant to the terms of the applicable award agreements for the Interim CEO and Acting CFO, 100 percent of the awarded RSUs will become fully vested on the date that the Board appoints a permanent CEO or CFO, as applicable, so long as the applicable executive remains continuously employed by the Company or a subsidiary of the Company until immediately prior to such appointment.
The Company recorded stock-based compensation expense for these performance stock units (“PSU”) with an estimated service period of one year related to these awards during the year ended April 26, 2025.
A summary of non-vested restricted stock and restricted stock units for fiscal years 2025, 2024, and 2023 is as follows:

	Year Ended
	April 26, 2025		April 27, 2024		April 29, 2023
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	486	$5.95	617	$4.11	469	$5.65
Granted	318	13.19	159	9.85	360	3.15
Vested	(189)	6.45	(280)	3.92	(192)	5.98
Forfeited	(15)	6.71	(10)	4.77	(20)	4.98
Outstanding at end of year	600	$9.62	486	$5.95	617	$4.11

Stock Options: We issue incentive stock options to our employees. A summary of stock option activity under our 2015 Plan and 2020 Plan during the fiscal year ended April 26, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of April 27, 2024	1,635	$6.89	5.06	$4,607
Granted	29	11.87	—	—
Cancelled or forfeited	(165)	—	—	—
Exercised	(598)	8.66	—	3,594
Outstanding as of April 26, 2025	901	$5.78	5.41	$6,107

Shares vested and expected to vest	890	$5.78	5.38	$6,031
Exercisable as of April 26, 2025	530	$6.46	4.29	$3,233
The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying common stock for all in-the-money options. We define in-the-money options as of April 26, 2025 as options having exercise prices lower than the $12.56 per share market price of our common stock on that date. There were 530 shares exercisable that were in-the-money options as of April 26, 2025. The total intrinsic value of options exercised during fiscal years 2025, 2024, and 2023 was $3,594, $708, and $7, respectively. The total fair value of stock options vested was $410, $453, and $467 for fiscal years 2025, 2024, and 2023, respectively.
We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We recognize the fair value of the stock options on a straight-line basis as compensation expense. All options are recognized over the requisite service periods of the awards, which are generally the vesting periods.
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. ASC 718 requires us to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards expected to vest. The following factors are the significant assumptions used in the computation of the fair value of options:
Expected life. The expected life of options granted represents the period of time they are expected to be outstanding. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We have examined our historical pattern of option exercises in an effort to determine if there were any discernible patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level, and geographic location. We have determined there were no meaningful differences in option exercise activity based on the demographic characteristics tested.
Expected volatility. We estimate the volatility of our common stock at the date of grant based on historical volatility consistent with ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payments.
Risk-free interest rate. The rate is based on the United States Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.
Dividend yield. We use an expected dividend yield consistent with our historical dividend yield pattern.

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Fair value of options granted	$5.98	$4.92	$1.34
Risk-free interest rate	3.58%	4.37%	3.37%
Expected volatility	49.14%	46.28%	41.10%
Expected life of option (in years)	6.83	6.90	6.93
Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our common stock at a purchase price equal to 85 percent of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 5,500. The number of shares of common stock issued under the ESPP totaled 148, 355, and 424 shares in fiscal 2025, 2024, and 2023, respectively. The number of shares of common stock reserved for future employee purchases under the ESPP totaled 1,071 shares as of April 26, 2025. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986.
Total share-based compensation expense: As of April 26, 2025, there was $4,981 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 4.33 years.
The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Stock options	$910	$420	$453
Restricted stock and stock units	1,591	1,177	1,153
Employee stock purchase plans	443	493	421
	$2,944	$2,090	$2,027
A summary of the share-based compensation expense by classification in the Consolidated Statements of Operations for stock options, restricted stock, restricted stock units, and shares issued under the ESPP for fiscal years 2025, 2024, and 2023 is as follows:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Cost of sales	$613	$452	$441
Selling	460	437	424
General and administrative	1,577	745	735
Product design and development	294	456	427
	$2,944	$2,090	$2,027

We received $5,153 in cash from option exercises under all share-based payment arrangements for the fiscal year ended April 26, 2025. The tax expense related to non-qualified options and restricted stock units under all share-based payment arrangements totaled $5, $22, and $23 for fiscal years 2025, 2024, and 2023, respectively.
Note 11. Retirement Benefits
We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics and its subsidiaries, subject to certain Internal Revenue Service (“IRS”) limits. We made matching cash contributions equal to 50 percent of the employee’s qualifying contribution up to six percent of such employee’s compensation. Employees are eligible to participate in the 401(k) savings plan the first day of the calendar month following completion of 30 days of continuous service if they have attained the age of 21. We contributed $3,522, $3,201, and $2,969 for matches to the plan for fiscal years 2025, 2024, and 2023, respectively.
Note 12. Income Taxes
The following tables reflect the significant components of our income tax provision. The pretax income (loss) attributable to domestic and foreign operations was as follows:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Domestic	$(13,407)	$46,763	$10,125
Foreign	7,556	7,288	3,132
(Loss) Income before income taxes	$(5,851)	$54,051	$13,257
Income tax expense (benefit) consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Current:
Federal	$6,819	$21,174	$6,321
State	1,786	5,512	1,381
Foreign	1,965	1,813	2,273
Deferred:
Federal	(5,308)	(8,101)	(3,025)
State	(946)	(1,045)	(456)
Foreign	(46)	77	(39)
	$4,270	$19,430	$6,455

The reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Computed income tax expense at federal statutory rates	$(1,229)	$11,351	$2,784
State taxes, net of federal benefit	819	3,771	731
Change in fair value on convertible debt	4,729	3,476	—
Change in valuation allowances	655	2,076	2,078
Research and development tax credit	(1,025)	(1,203)	(684)
Foreign-Derived Intangible Income (FDII)	(183)	(322)	(128)
Meals and entertainment	318	282	149
Stock compensation	(853)	(178)	262
Other, net	288	114	288
Write-down of Deferred Taxes	499	—	—
Section 162(m)	142	—	—
Effect of foreign tax rates different than statutory	(81)	79	417
Change in uncertain tax positions	112	(35)	(86)
GILTI	79	19	6
Base Erosion Anti-Abuse Tax (BEAT)	—	—	87
Goodwill Impairment	—	—	551
	$4,270	$19,430	$6,455

Our effective tax rate for fiscal 2025 was (73.0) percent. The effective income tax rate for fiscal 2025 was primarily impacted due to the fair value adjustment to the Convertible Note that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, and a write down of deferred taxes related to debt issuance costs on the conversion of the Convertible Note.
Our effective tax rate for fiscal 2024 was 35.9 percent. During fiscal 2024, our effective income tax rate was primarily impacted due to the fair value adjustment to the Convertible Note that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, as well as prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.
Our effective tax rate for fiscal 2023 was 48.7 percent. During fiscal 2023, our effective income tax rate was impacted due to valuation allowances on equity investments and on foreign net operating losses in Ireland, goodwill impairments, state taxes, a mix of taxes in foreign countries where the tax rate is higher than the United States, and prior year provision to return adjustments reduced in part by tax benefits from permanent tax credits.

The components of the net deferred tax assets were as follows:

	April 26, 2025	April 27, 2024
Deferred tax assets:
Accrued warranty obligations	$8,819	$9,361
Vacation accrual	2,443	2,170
Deferred maintenance revenue	998	777
Allowance for excess and obsolete inventory	3,590	3,362
General reserve	628	—
Equity compensation	282	234
Allowance for credit losses accounts	4,242	1,015
Inventory capitalization	3,115	3,956
Accrued compensation and benefits	942	424
Net operating loss carry forwards	862	885
Outside basis difference in equity method investments	7,030	6,295
Section 174 Capitalization	12,840	9,878
Research and development tax credit carry forwards	76	72
Lease accounting - lease liability	1,250	1,038
Other	646	630
Total deferred tax assets	47,763	40,097
Valuation allowance	(7,887)	(7,197)
Net deferred tax assets	39,876	32,900

Deferred tax liabilities:
Property and equipment	(5,904)	(5,506)
Lease accounting - right of use asset	(1,250)	(1,020)
Prepaid expenses	(557)	(477)
Unrealized gain on foreign currency exchange	(146)	(64)
Other	—	(114)
Total deferred tax liabilities	(7,857)	(7,181)
Net deferred tax asset	$32,019	$25,719
The classification of the net deferred tax assets in the accompanying Consolidated Balance Sheets is:

	April 26, 2025	April 27, 2024
Non-current assets	$32,104	$25,862
Non-current liabilities	(85)	(143)
	$32,019	$25,719

The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	April 26, 2025	April 27, 2024
Balance at beginning of year	$356	$392
Gross increases related to prior period tax positions	24	15
Gross decreases related to prior period tax positions	(22)	(3)
Gross increases related to current period tax positions	122	123
Lapse of statute of limitations	(34)	(171)
Balance at end of year	$446	$356
All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change due to one or more of the following events occurring in the next 12 months: expiring statutes, audit activity, tax payments, or competent authority proceedings. A statute of limitations relating to $69 of the unrecognized tax benefits (including interest) expires in the next 12 months. The benefit will be recognized if the statute lapses with no further action taken by regulators. Additionally, we recognized the release of $34 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2025.
Interest and penalties incurred associated with uncertain tax positions are included in the “Income tax expense” line item in our Consolidated Statements of Operations. Accrued interest and penalties are included in the related tax liability line item in our Consolidated Balance Sheets of $41 and $21 as of April 26, 2025 and April 27, 2024, respectively.
As of April 26, 2025, we had total valuation allowances against deferred tax assets of $7,887, as compared to $7,197 as of April 27, 2024, representing an increase of $690 during fiscal 2025. The increase in valuation allowance as well as the majority of the total balance is related to the outside basis difference and impairments in equity method investments. A small portion of the total valuation allowances are related to foreign net operating loss carryfowards as described below. We consider all positive and negative evidence available in determining the potential of realizing deferred tax assets, including their past operating results and the forecast of future earnings, category of income, future taxable income, and prudent and feasible tax planning strategies. If sufficient evidence of our ability to generate applicable taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our Consolidated Statements of Operations.
As of April 26, 2025, we had foreign net operating loss (“NOL”) carryforwards of approximately $4,876 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $860. However, due to uncertainty in future taxable income, a valuation allowance has been recorded for the full amount of the asset.
Additional tax information:
We are subject to United States federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2022, 2023, and 2024 remain open to federal tax examinations, and fiscal years 2021, 2022, 2023 and 2024 remain open for state income tax examinations. Certain subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2013. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our Consolidated Statements of Operations.
As of April 26, 2025, we had no deferred tax liability recognized relating to our investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Act of 2017 generally eliminates United States federal income taxes on dividends from foreign subsidiaries, and, as a result, the accumulated undistributed earnings would be subject only to other taxes, such as withholding taxes and state income taxes, on the distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is our intention for these amounts to continue to be indefinitely reinvested in foreign operations in all of our non-United States jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”)/G20 finalized the significant components of a two-pillar global tax reform plan, which has now been agreed to by the majority of OECD members. Pillar Two requires multinational enterprises with annual global revenue exceeding €750 million to pay a global minimum tax of 15 percent. We currently are under the compliance requirement thresholds as of April 26, 2025. We will continue to evaluate the potential impact on future periods of the Pillar Two framework and the implementation of the Pillar Two rules in the jurisdictions in which we operate. We do not anticipate that Pillar Two compliance will have a material impact on our financial statements.
Note 13. Cash Flow Information
The changes in operating assets and liabilities consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
(Increase) decrease:
Account receivable	$25,161	$(7,733)	$(10,422)
Long-term receivables	(2,603)	620	1,950
Inventories	32,536	10,859	(15,064)
Contract assets	14,721	(9,262)	(4,879)
Prepaid expenses and other current assets	36	1,086	5,267
Income taxes receivables	(2,761)	(124)	268
Right of use, investment in affiliates, and other assets	(1,213)	214	(261)
Increase (decrease):
Accounts payable	(14,119)	(7,123)	(5,344)
Contract liabilities	5,596	(22,695)	3,468
Accrued expenses	239	10,891	(967)
Warranty obligations	(3,835)	4,312	607
Long-term warranty obligations	1,735	1,075	3,055
Income taxes payable	(4,485)	2,067	2,354
Other payables	381	1,678	104
	$51,389	$(14,135)	$(19,864)
Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Cash payments for:
Interest	$3,066	$2,858	$1,075
Income taxes, net of refunds	17,806	26,452	7,489

Non-cash impairment charges consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Non-cash impairment charges:
Equity investees impairment	$—	$6,359	$4,473
Goodwill impairment	—	—	4,576
Total non-cash impairment charges	$—	$6,359	$9,049
Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	April 26, 2025	April 27, 2024	April 29, 2023
Purchases of property and equipment included in accounts payable	$2,320	$1,628	$1,057
Contributions of common stock under the ESPP	1,192	1,200	1,207
Debt issuance costs	—	—	2,875
Settlement of convertible note	64,366	—	—
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 26, 2025 and April 27, 2024 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of April 26, 2025:
Cash and cash equivalents	$127,507	$—	$—	$127,507
	$127,507	$—	$—	$127,507
Balance as of April 27, 2024:
Cash and cash equivalents	$81,299	$—	$—	$81,299
Restricted cash	379	—	—	379
Convertible note	—	—	(41,550)	(41,550)
	$81,678	$—	$(41,550)	$40,128
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
The fair value of the Convertible Note entered into during the first quarter of fiscal 2024 was classified as Level 3 because certain inputs for the valuation were not readily determinable or observable. As of April 26, 2025, the Convertible Note had been fully converted and paid.
Non-recurring measurements: The fair value measurement standard also applies to certain non-financial assets and liabilities measured at fair value on a nonrecurring basis. Certain long-lived assets such as goodwill, intangible assets, the Affiliate Notes, and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
See “Note 1. Nature of Business and Summary of Significant Accounting Policies” for further details regarding our investment in affiliates.
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
Note 15. Derivative Financial Instruments
We utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the United States dollar. We enter into currency forward contracts to manage these economic risks. We account for all derivatives in the Consolidated Balance Sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of April 26, 2025 and April 27, 2024, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the “Other expense and debt issuance costs write-off, net” line item in the Consolidated Statements of Operations.
There were no foreign currency agreements outstanding as of April 26, 2025 and April 27, 2024.

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
Warranties: See “Note 1. Nature of Business and Summary of Significant Accounting Policies” for more information regarding warranties.
Changes in our warranty obligation for the fiscal years ended April 26, 2025 and April 27, 2024 consisted of the following:

	April 26, 2025	April 27, 2024
Beginning accrued warranty obligations	$37,928	$32,541
Warranties issued during the period	13,733	14,422
Settlements made during the period	(13,795)	(12,600)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(2,036)	3,565
Ending accrued warranty obligations	$35,830	$37,928
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions relating to the guarantee of our future performance on contracts, primarily construction-type contracts. As of April 26, 2025, we had $57,792 of bonded work outstanding and $3,393 in letters of credit outstanding. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of April 26, 2025, we were not aware of any indemnification claim from a customer.
Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of April 26, 2025, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2026	$11,413
2027	7,931
2028	87
2029	50
2030	50
Thereafter	50
$19,581
Note 17. Related Party Transactions
The Board of Directors has adopted a written policy and procedures with respect to related party transactions, which the Audit Committee oversees. Under the policy, a “related party transaction” is generally defined as a transaction, arrangement, or relationship in which the Company was, is or will be a participant; the amount involved exceeds $120; and in which any “related person” had, has or will have a direct or indirect material interest. The policy generally defines a “related person” as a Director, executive officer or beneficial owner of more than five percent of any class of our voting securities and any immediate family member of any of the foregoing persons.
The Audit Committee reviews and, if appropriate, approves related party transactions, including certain transactions which are deemed to be pre-approved under the policy. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is ongoing.
As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, effective on May 11, 2023, the Company entered into the Securities Purchase Agreement, dated as of May 11, 2023, with the Holder of the Convertible Note. Under the Securities Purchase Agreement, the Company sold and issued to the Holder the Convertible Note in exchange for the payment by the Holder to the Company of $25,000. As of May 11, 2023, and based on Amendment No. 2 to the Schedule 13D filed by the Holder and its affiliates named therein on May 15, 2023 with the SEC, the Holder and its affiliates beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing the Holder to be a “related party” of the Company under the Company’s written policy and procedures and the applicable definitions under the Securities Act of 1933, as amended (the “Securities Act”). The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Holder and the Company, and the Registration Rights Agreement were approved in advance of their execution by the Company’s Strategy and Financing Review Committee, the members of which include all members of the Company’s Audit Committee.
During fiscal 2025, due to the conversion of the amounts due under the Convertible Note into shares of our common stock and the payment of interest, all amounts due and payable under the Convertible Note were paid and satisfied, and, as of April 26, 2025, there were no amounts outstanding under the Convertible Note.
The description of the Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement, and the Registration Rights Agreement dated as of May 11, 2023 by and between the Holder and the Company and their respective terms set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 is hereby incorporated by reference into this Report. In addition, the Company is a party to the Standstill and Voting Agreement dated as of March 19, 2023 with Alta Fox Management, LLC and Connor Haley (the “Standstill Agreement”), who are affiliates of the Holder. The Standstill Agreement is filed as an Exhibit to this Form 10-K.
As described in Amendment No. 2 (“Amendment No. 2”) to the Schedule 13D filed with the SEC by the Holder and its affiliates named therein March 5, 2025, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC. According to Amendment No. 2, the Holder owns 5,974 shares of our common stock, representing 11.79 percent of our outstanding shares of common stock. Thus, Alta Fox is subject to the Policy and the applicable provisions of the Securities Act and the rules promulgated thereunder.
Effective April 10, 2025, our former President and CEO and current Board member, Reece A. Kurtenbach, was appointed as Interim Chief Executive Officer of XDC, an entity in which the Company holds a 16.4 percent ownership interest and accounts for under the equity method of accounting. As a result of this appointment, Mr. Kurtenbach is considered a related party under ASC 850 - Related Party Disclosures. The Company continues to monitor this relationship to ensure appropriate governance and disclosure in accordance with applicable accounting standards.
In April 2025, the Company entered into a change order to an existing agreement with Milwaukee Bucks Inc. The total value of the change order was $214. A member of the Board of Directors is the President of Milwaukee Bucks Inc.
During fiscal 2024, the Company and the South Dakota Board of Regents entered into contracts for video display systems for Dakota State University. The amount of the contracts was $1,178. A member of the Board of Directors is the President of Dakota State University.
See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.

Note 18. Subsequent Events

Related Party. As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed with the SEC by the Holder and its affiliates named therein May 29, 2025, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock beneficially owned by the Holder: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC. According to Amendment No. 3, the Holder owns 4,974 shares of our common stock, representing 9.9 percent of our outstanding shares of common stock. Thus, transactions with Alta Fox remain subject to our related party policy and the applicable provisions of the Securities Act and the rules promulgated thereunder.
On April 29, 2025, the Company entered into a contract with Milwaukee Bucks Inc. The total value of the contract was $683. A member of the Board of Directors is the President of Milwaukee Bucks Inc.
Tariffs. Subsequent to fiscal year-end, the United States government announced a significant reduction in tariffs on imports from the People’s Republic of China. On May 12, 2025, the United States and China reached an agreement to reduce reciprocal tariffs, with the United States lowering its tariff rate on certain Chinese imports from 145 percent to 30 percent. As of April 26, 2025, the Company had incorporated the previously announced 170 percent tariff rate that existed at that time into its financial estimates and operational planning. These estimates were based on the best information available at the time and reflected management’s judgment regarding the potential impact of the elevated tariff environment. The tariff assumptions were particularly relevant to the Company’s evaluation of estimated contract costs and estimated contract margins related to when revenue is recognized over time, because projected costs and pricing strategies are sensitive to changes in input costs, including tariffs. Although the subsequent reduction in tariffs represents a temporary favorable development, the Company has not made any adjustments to its financial statements for the year ended April 26, 2025. The Company will continue to monitor the evolving trade environment and assess its implications for future periods. For additional information about tariffs and management’s assessment of their potential impact on the Company, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.
Financing Agreements. On June 10, 2025, we entered into the Fourth Amendment, which, among other changes, amends the Credit Agreement to permit the Company to secure the Specified Letters of Credit. Pursuant to the Fourth Amendment, no later than 91 days before the Maturity Date (as defined below), the Company must deposit an amount of cash equal to 105% of the LC Exposure (as defined in the Credit Agreement) into one or more accounts (collectively, the “Specified LC Collateral Account”) controlled exclusively by the Administrative Agent. The Company will grant a security interest in the Specified LC Collateral Account to the Administrative Agent. The funds in the Specified LC Collateral Account will be used to cover any unreimbursed amounts owed to the issuing Lender, subject to certain exceptions. The funds in the

Specified LC Collateral Account will be returned to the Company and the other Borrowers (as defined in the Credit Agreement) if the scheduled Maturity Date is further extended.
The Fourth Amendment also requires the Borrowers to fully pay any and all outstanding amounts owed under the Delayed Draw Loan on or before the earlier of: (i) May 11, 2026; and (ii) any earlier date on which the Commitments (as defined in the Credit Agreement) are reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement (the “Termination Date”). The Fourth Amendment also provides that the Borrowers’ repayment obligations under the Credit Agreement will mature on the earliest of: (A) November 30, 2026; (B) unless otherwise agreed in writing by the Administrative Agent (with the consent of all Lenders), the date that is six (6) months prior to the scheduled maturity date of the Term Loan Debt; and (C) the Termination Date (such earliest date, the “Maturity Date”).
As of April 26, 2025, there were no Borrowings (as defined in the Credit Agreement) outstanding under the Credit Agreement, and the aggregate balance under all Letters of Credit outstanding was approximately $3,393, none of which was attributable to the Specified Letters of Credit.
Share Repurchases. On June 23, 2025, our Board of Directors approved the repurchase of an additional $10,000 of the Company’s outstanding shares of common stock under the stock repurchase program for a maximum authorized value of $60,000. For additional information, see see “Note 8. Share Repurchase Program” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of April 26, 2025, an evaluation was performed, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that as of April 26, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including the Interim Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Interim Chief Executive Officer and Acting Chief Financial Officer believe the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in accordance with United States GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the criteria in the 2013 Framework, our management concluded our internal control over financial reporting was effective as of April 26, 2025.

The effectiveness of our internal control over financial reporting as of April 26, 2025 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 26, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By /s/ Brad T. Wiemann	By /s/ Howard I. Atkins
Brad T. Wiemann	Howard I. Atkins
Interim Chief Executive Officer	Acting Chief Financial Officer
June 25, 2025	June 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Daktronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Daktronics, Inc. and subsidiaries (the “Company”) as of April 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 26, 2025 of the Company and our report dated June 25, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 25, 2025

Item 9B. OTHER INFORMATION
During the three-month period ended April 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Securities Act, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Proposal One – Election of Directors” and “Corporate Governance” in our definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end. Any information concerning the compliance of our officers, directors, and 10 percent stockholders with Section 16(a) of the Exchange Act is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports.” The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance – Committees of the Board of Directors.” The information regarding the Daktronics Global Code of Conduct (our “Code of Conduct”) is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance – Code of Conduct.”
We have adopted the “Daktronics, Inc. Stock Trading Policy for All Employees and Directors” (the “Stock Trading Policy”), which governs the purchase, sale and other dispositions of the Company’s securities by all of our directors, officers, and employees and their family members sharing their same residence. The Stock Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as Nasdaq rules and regulations. It prohibits those who are subject to the Stock Trading Policy from trading securities of any company, including Daktronics, while in possession of material non-public information, and from buying, selling or gifting Daktronics securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. It also prohibits those who are subject to the Stock Trading Policy from effecting short sales of Daktronics securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Daktronics securities. The foregoing summary of the Stock Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Stock Trading Policy, which is filed as Exhibit 19 to this Form 10-K.
Our Code of Conduct is written and applies to all employees, officers and directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer, and all other financial and accounting management employees. A copy of our Code of Conduct can be obtained from our website at www.daktronics.com on the Investor Relations page and will be made available free of charge to any stockholder upon request. Information on or available through our website is not part of this Form 10-K. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date, we have not granted a waiver from the Code of Conduct.
Item 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and officers for the fiscal year ended April 26, 2025 will be in the Proxy Statement under the heading “Proposal One - Election of Directors” and “Executive Compensation” and is incorporated herein by reference.
In September 2023, the Board of Directors adopted a Clawback Policy (the “Clawback Policy”) providing for the recoupment of certain executive compensation in the event of an accounting restatement resulting from the Company’s material noncompliance with financial reporting requirements under the federal securities laws. The Clawback Policy is filed as Exhibit 97 to this Form 10-K. It is designed to comply with Section 10D of and Rule 10D-1 under the Exchange Act and Nasdaq Listing Rule 5608. The Clawback Policy applies to the Company’s current and former executive officers, as determined by the Board in accordance with Section 10D of the Exchange Act and Nasdaq listing standards, and such other senior executives who may from time to time be deemed subject to the Clawback Policy by the Board (the “Covered Executives”). If the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess “Incentive Compensation” (as defined below) received by any Covered Executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. For purposes of the Clawback Policy, the term “Incentive Compensation” means “Incentive-Based Compensation” as defined in accordance with Section 10D of the Exchange Act and Nasdaq listing standards, for Covered Executives if such compensation is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure, including “variable compensation” or “Margin Based Compensation” as referred to within the Company, and the term “financial reporting measures” has the same meaning as defined in accordance with Section 10D of the Exchange Act and Nasdaq listing standards. The amount to be recovered will be the excess of the Incentive Compensation paid to the Covered Executive based on the erroneous data over the Incentive Compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Board.

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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” that will be contained in our Proxy Statement. See “Note 17. Related Party Transactions” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details of related party transactions.
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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of April 26, 2025 and April 27, 2024
Consolidated Statements of Operations for each of the three fiscal years ended April 26, 2025, April 27, 2024 and April 29, 2023
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended April 26, 2025, April 27, 2024 and April 29, 2023
Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended April 26, 2025, April 27, 2024 and April 29, 2023
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 26, 2025, April 27, 2024 and April 29, 2023
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

2.1	Plan of Conversion of Daktronics, Inc. dated as of April 17, 2025 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.1
Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Daktronics, Inc. filed on December 21, 2018).

3.2	Certificate of Conversion of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.3	Certificate of Incorporation of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.4
Bylaws of Daktronics, Inc., a Delaware Business Corporation Incorporated Under Delaware Law, dated as of April 17, 2025 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).

3.5	Articles of Charter Surrender of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
4.1
Rights Agreement, dated as of November 16, 2018 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 16, 2018, Commission File No. 000-23246).

4.2
First Amendment to Rights Agreement, dated as of November 19, 2021 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 19, 2021).

4.3
Second Amendment to Rights Agreement, dated as of November 19, 2024, by and between Daktronics, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 20, 2024).

4.4
Third Amendment to Rights Agreement, dated as of March 3, 2025, by and between Daktronics, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on March 3, 2025).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (1)
10.1	Daktronics, Inc. 2020 Stock Incentive Plan (“2020 Plan”) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 16, 2020).*
10.2	Form of Restricted Stock Award Agreement under the 2020 Plan (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K on September 3, 2020).*
10.3	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2020 Plan (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K on September 3, 2020).*
10.4	Form of Incentive Stock Option Terms and Conditions under the 2020 Plan (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K on September 3, 2020).*
10.5	Form of Restricted Stock Unit Terms and Conditions under the 2020 Plan (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on September 3, 2020).*
10.6	Cooperation Agreement dated July 23, 2022 by and between the Company and Prairieland Holdco, LLC (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on July 27, 2022).
10.7
Standstill and Voting Agreement dated as of March 19, 2023 by and among Daktronics, Inc., Alta Fox Management, LLC and Connor Haley (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 20, 2023).

10.8
Credit Agreement dated as of May 11, 2023 by and among Daktronics, Inc. and the other Borrowers; the other Loan Parties to the Credit Agreement; the Lenders party to the Credit Agreement; and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (“Credit Agreement”) (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on May 12, 2023).

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

10.16
Cooperation Agreement dated as of March 3, 2025 by and between Daktronics, Inc. and Alta Fox Capital Management, LLC, Alta Fox Opportunities Fund, LP, Alta Fox GenPar, LP, Alta Fox Equity, LLC and P. Connor Haley (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on March 3, 2025).

10.17
Separation and Release Agreement, dated March 5, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.18
Consulting Agreement, dated March 5, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.19
Offer Letter, dated March 5, 2025, by and between Bradley T. Wiemann and Daktronics, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.20
Offer Letter, dated March 5, 2025, by and between Howard I. Atkins and Daktronics, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.21	Form of Interim Executive RSU Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*
10.22	Form of Retention RSU Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*
10.23	Daktronics, Inc. Employee Retention and Protection Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*
10.24
Consent and Amendment No. 4 to Credit Agreement, effective as of June 6, 2025, by and among Daktronics, Inc., the other Loan Parties to the Credit Agreement, the Lenders party to the Credit Agreement, and JPMorgan Chase Bank, N.A. in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on June 13, 2025).

19	Daktronics, Inc. Stock Trading Policy for All Employees and Directors (incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed on June 26, 2024).
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (2)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (2)
97	Daktronics, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on June 26, 2024).
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 26, 2025, formatted in Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
(1) Filed herewith electronically.
(2) Furnished herewith electronically.
* Indicates a management contract or compensatory plan, contract, or arrangement
** Paper Filing
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

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2025.

DAKTRONICS, INC.
By: /s/ Brad T. Wiemann
Interim President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Howard I. Atkins
Acting Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sheila M. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Shereta D. Williams	Director	June 25, 2025
Shereta D. Williams

By /s/ Lance D. Bultena	Director	June 25, 2025
Lance D. Bultena

By /s/ Dr. José-Marie Griffiths	Director	June 25, 2025
Dr. José-Marie Griffiths

By /s/ Reece A. Kurtenbach	Director	June 25, 2025
Reece A. Kurtenbach

By /s/ Andrew D. Siegel	Director	June 25, 2025
Andrew D. Siegel

By /s/ John P. Friel	Director	June 25, 2025
John P. Friel

By /s/ Kevin P. McDermott	Director	June 25, 2025
Kevin P. McDermott

By /s/ Howard I. Atkins	Director	June 25, 2025
Howard I. Atkins

By /s/ Peter Feigin	Director	June 25, 2025
Peter Feigin