Form 10-Q
period 2025-08-02
DAKTRONICS INC /SD/
filed 2025-09-10
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
or
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
(605) 692-0200
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DAKT	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of September 2, 2025 was 48,530,238.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 2, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	August 2, 2025	April 26, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,856	$127,507
Accounts receivable, net	124,254	92,762
Inventories	109,455	105,839
Contract assets	41,879	41,169
Current maturities of long-term receivables	2,988	2,437
Prepaid expenses and other current assets	13,500	8,520
Income tax receivables	452	3,217
Total current assets	429,384	381,451

Property and equipment, net	66,080	73,884
Long-term receivables, less current maturities	278	1,030
Goodwill	3,193	3,188
Intangibles, net	499	568
Debt issuance costs, net	979	1,289
Right of use, investment in affiliates, and other assets	13,101	9,378
Deferred income taxes	32,077	32,104
TOTAL ASSETS	$545,591	$502,892

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	August 2, 2025	April 26, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	64,950	46,669
Contract liabilities	83,408	69,050
Accrued expenses	44,755	41,705
Warranty obligations	12,449	12,706
Income taxes payable	489	375
Total current liabilities	207,551	172,005

Long-term warranty obligations	23,814	23,124
Long-term contract liabilities	18,497	18,421
Other long-term obligations	5,812	6,839
Long-term debt, net	10,081	10,487
Deferred income taxes	85	85
Total long-term liabilities	58,289	58,956

STOCKHOLDERS' EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,108 and 53,030 shares issued as of August 2, 2025 and April 26, 2025, respectively	—	—
Additional paid-in capital	191,663	189,940
Retained earnings	144,380	127,910
Treasury stock, at cost, 4,627 and 3,979 shares as of August 2, 2025 and April 26, 2025, respectively	(50,411)	(39,759)
Accumulated other comprehensive loss	(5,881)	(6,160)
TOTAL STOCKHOLDERS' EQUITY	279,751	271,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$545,591	$502,892

See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 2, 2025	July 27, 2024
Net sales	$218,972	$226,088
Cost of sales	153,900	166,390
Gross profit	65,072	59,698

Operating expenses:
Selling	16,834	15,636
General and administrative	14,295	11,723
Product design and development	10,671	9,623
	41,800	36,982
Operating income	23,272	22,716

Nonoperating income (expense):
Interest income (expense), net	893	(71)
Change in fair value of convertible note	—	(21,590)
Other expense, net	(1,942)	(835)

Income before income taxes	22,223	220
Income tax expense	5,753	5,166
Net income (loss)	$16,470	$(4,946)

Weighted average shares outstanding:
Basic	48,902	46,311
Diluted	49,736	46,311

Earnings (loss) per share:
Basic	$0.34	$(0.11)
Diluted	$0.33	$(0.11)
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	August 2, 2025	July 27, 2024

Net income (loss)	$16,470	$(4,946)

Other comprehensive income:
Cumulative translation adjustments	279	128
Total other comprehensive income, net of tax	279	128
Comprehensive income (loss)	$16,749	$(4,818)
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 26, 2025	53,030	$—	$189,940	$127,910	(3,979)	$(39,759)	$(6,160)	$271,931
Net income	—	—	—	16,470	—	—	—	16,470
Cumulative translation adjustments	—	—	—	—	—	—	279	279
Share-based compensation	—	—	947	—	—	—	—	947
Exercise of stock options	18	—	128	—	—	—	—	128
Employee savings plan activity	60	—	648	—	—	—	—	648
Treasury stock purchased	—	$—	$—	$—	(648)	(10,652)	$—	(10,652)
Balance as of August 2, 2025	53,108	$—	$191,663	$144,380	(4,627)	$(50,411)	$(5,881)	$279,751
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2024	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792
Net income	—	—	—	(4,946)	—	—	—	(4,946)
Cumulative translation adjustments	—	—	—	—	—	—	128	128
Share-based compensation	—	—	520	—	—	—	—	520
Exercise of stock options	331	3,148	—	—	—	—	—	3,148
Employee savings plan activity	71	569	—	—	—	—	—	569
Balance as of July 27, 2024	48,523	$69,242	$52,566	$133,085	(1,907)	$(10,285)	$(6,397)	$238,211
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 2, 2025	July 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,470	$(4,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,804	4,893
Gain on sale of property, equipment and other assets	(38)	(20)
Share-based compensation	947	520
Equity in loss of affiliates	805	931
Allowance for credit losses on affiliate loan	795	—
Provision for doubtful accounts, net	594	265
Deferred income taxes, net	32	13
Change in fair value of convertible note	—	21,590
Change in operating assets and liabilities	1,688	(3,765)
Net cash provided by operating activities	26,097	19,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,291)	(5,081)
Proceeds from sales of property, equipment and other assets	218	45
Loans to equity investees	(1,547)	(933)
Net cash used in investing activities	(5,620)	(5,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(500)	(983)
Principal payments on long-term obligations	(104)	(103)
Payments for common shares repurchased	(10,652)	—
Proceeds from exercise of stock options	128	3,148
Net cash (used in) provided by financing activities	(11,128)	2,062

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(64)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,349	15,510

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	127,507	81,678
End of period	$136,856	$97,188

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$382	$889
Income taxes, net of refunds	2,724	9,081

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	532	2,909
Contributions of common stock under the employee stock purchase plan	648	569
See notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)
(unaudited)
Note 1. Basis of Presentation
Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) are recognized industry leaders in the design and manufacturing of electronic scoreboards, programmable display systems, and large-screen video displays serving sporting, commercial, and transportation markets.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Significant estimates include, but are not limited to, revenue recognition, warranty obligations, the fair value of long-term debt and investments in affiliates, income tax provisions, and stock-based compensation. Actual results may differ materially from those estimates due to inherent uncertainties.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The balance sheet as of April 26, 2025, has been derived from the audited financial statements as of that date but does not include all disclosures required for annual financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended April 26, 2025 (the “Form 10-K”).

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The three months ended August 2, 2025, and July 27, 2024, included 14 and 13 weeks of operations, respectively.

There have been no material changes to the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.
Cash and cash equivalents and restricted cash
The following table reconciles cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Balance Sheets with the corresponding totals reported in the Condensed Consolidated Statements of Cash Flows. Restricted cash comprises amounts held in bank deposit accounts to support the issuance of foreign bank guarantees.

	August 2, 2025	July 27, 2024	April 26, 2025
Cash and cash equivalents	$136,856	$96,809	$127,507
Restricted cash	—	379	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$136,856	$97,188	$127,507
We maintain foreign currency cash accounts to support our global operations. These balances are subject to fluctuations in foreign exchange rates, which may impact our consolidated financial position and results of operations.
As of August 2, 2025, our total cash and cash equivalents were $136,856, of which $125,616 were denominated in U.S. dollars. Included in the U.S. dollar-denominated balances were $2,147 held by our foreign subsidiaries. The remaining $11,240 were denominated in foreign currencies, with $10,000 maintained in accounts held by our foreign subsidiaries.

Recent Accounting Pronouncements
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending April 26, 2025, noting there were no changes to our reportable segments. The Company has adopted ASU 2023-07 for interim periods beginning in the fiscal year ending May 2, 2026.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), requiring disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027; however, early adoption is permitted and can be applied either prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our expense disaggregation disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is required to adopt this guidance in fiscal year 2027 on a prospective basis. We are currently evaluating the impact of ASU 2025-05 on our expense disaggregation disclosures.
Note 2. Investments in Affiliates
We account for investments in other entities using the equity method when our ownership interest provides us with the ability to exercise significant influence over the operating and financial policies of the investee. Our assessment of significant influence considers factors such as ownership percentage, board representation, participation in policy-making decisions, commercial arrangements, and material intercompany transactions.

We evaluated our investments in affiliates of X Display Company Technology Limited (“XDC”), which is developing micro-LED mass transfer technologies, and Miortech Holding B.V. (dba Etulipa) (“Miortech”), which is focused on low-power outdoor electrowetting technology. As of August 2, 2025, our ownership interest in Miortech was 55.9 percent, and in XDC was 16.4 percent. Despite our majority ownership in Miortech, we determined that both entities are variable interest entities (“VIEs”) and, based on management’s analysis, Daktronics is not the primary beneficiary as the power criterion was not met. Accordingly, we do not consolidate these entities but account for our investments in such entities under the equity method.

As of August 2, 2025 and April 26, 2025, the carrying value of our equity method investments was zero. Our proportional share of the affiliates’ losses is recorded in “Other expense, net” in our Condensed Consolidated Statements of Operations. For the three months ended August 2, 2025, our share of losses was $805, compared to $931 for the three months ended July 27, 2024.

We also engage in related party transactions with our equity method investees, primarily for research and development services. For the three months ended August 2, 2025 and July 27, 2024, we recorded expenses of $32 and $223, respectively, in “Product design and development.” Unpaid amounts related to these services were $109 and $123 as of August 2, 2025 and July 27, 2024, respectively, and are included in “Accounts payable.”

Additionally, we have provided funding to certain of our affiliates through convertible and promissory notes (collectively, the “Affiliate Notes”). During the three months ended August 2, 2025, we advanced $1,547 to such affiliates under the Affiliate Notes, as compared to $4,565 during fiscal year 2025. Accrued interest on the Affiliate Notes was $228 and $838 as of August 2, 2025 and April 26, 2025, respectively. The total face value of the outstanding Affiliate Notes was $21,748 and $19,843 as of August 2, 2025 and April 26, 2025, respectively. These balances are included in “Right of use, investment in affiliates, and other assets” in our Condensed Consolidated Balance Sheets.

We periodically assess the Affiliate Notes for impairment and expected credit losses. During the fourth quarter of fiscal 2025, we recorded a provision of $15,480 related to one note deemed uncollectible. As of August 2, 2025, an additional provision of $795 was recorded for another note expected to be uncollectible. These provisions are included in “Other expense, net.”

The combined balance of our Affiliate Notes and equity method investments totaled $3,427 and $3,123 as of August 2, 2025 and April 26, 2025, respectively.
Note 3. Earnings Per Share
We compute earnings per share (“EPS”) in accordance with the provisions of Accounting Standards Codification Topic 260, Earnings Per Share. Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the reporting period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or otherwise resulted in the issuance of common shares that participate in our earnings.

The following table presents a reconciliation of net income and the number of common shares used in the calculation of basic and diluted EPS for the three months ended August 2, 2025, and July 27, 2024:

	Three Months Ended
	August 2, 2025	July 27, 2024
Earnings per share - basic
Net income (loss)	$16,470	$(4,946)
Weighted average shares outstanding	48,902	46,311
Basic earnings per share	$0.34	$(0.11)

Earnings per share - diluted
Net income (loss)	$16,470	$(4,946)
Diluted net income	$16,470	$(4,946)

Weighted average common shares outstanding	48,902	46,311
Dilution associated with stock compensation plans	834	—
Weighted average common shares outstanding, assuming dilution	49,736	46,311
Diluted earnings per share	$0.33	$(0.11)

During the three months ended August 2, 2025, 29 shares of potential common stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. These excluded shares include options to purchase 24 shares of common stock with a weighted average exercise price of $11.87.

For the three months ended July 27, 2024, options to purchase 161 shares of common stock with a weighted average exercise price of $12.52 were excluded from the computation of diluted EPS due to their anti-dilutive effect. Additionally, 4,037 potential shares of common stock issuable upon conversion of a senior secured convertible promissory note dated as of May 11, 2023 issued by the Company to Alta Fox Opportunities Fund, LP (“Alta Fox Opportunities”) during fiscal 2024 (the “Convertible Note”) in exchange for the payment by Alta Fox Opportunities to the Company of $25,000, which was convertible into shares of the Company’s common stock, were excluded from the diluted EPS calculation for the same period, as their inclusion would have been anti-dilutive.
Note 4. Revenue Recognition
Disaggregation of revenue
In accordance with ASC 606-10-50, Revenue from Contracts with Customers, we disaggregate revenue based on the nature of the performance obligations and the timing of revenue recognition. This approach is intended to meet the disclosure objective of depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are influenced by economic factors. It also enables users of the financial statements to understand the relationship between revenue streams and each of our reportable segments.

The following table presents our disaggregated revenue by segment:

	Three Months Ended August 2, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,914	$63,263	$14,897	$9,498	$6,608	$103,180
Limited configuration	31,242	9,394	41,911	4,390	8,058	94,995
Service and other	6,011	7,143	2,539	2,687	2,417	20,798
	$46,167	$79,800	$59,347	$16,575	$17,083	$218,972
Timing of revenue recognition
Goods/services transferred at a point in time	$34,069	$11,680	$41,794	$6,141	$8,903	$102,588
Goods/services transferred over time	12,098	68,120	17,553	10,434	8,180	116,385
	$46,167	$79,800	$59,347	$16,575	$17,083	$218,972

	Three Months Ended July 27, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$2,262	$94,318	$10,634	$14,536	$2,614	$124,364
Limited configuration	26,300	8,294	35,148	6,609	8,072	84,423
Service and other	5,637	5,996	2,224	1,345	2,099	17,301
	$34,199	$108,608	$48,006	$22,490	$12,785	$226,088
Timing of revenue recognition
Goods/services transferred at a point in time	$29,513	$10,750	$35,379	$7,561	$9,141	$92,344
Goods/services transferred over time	4,686	97,858	12,627	14,929	3,644	133,744
	$34,199	$108,608	$48,006	$22,490	$12,785	$226,088
See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.
Contract balances
Contract assets represent revenue recognized for performance obligations satisfied but not yet billed, and include unbilled receivables. Unbilled receivables reflect an unconditional right to payment that is subject only to the passage of time and are reclassified to accounts receivable once billed in accordance with contractual terms.

Contract liabilities represent amounts billed to customers in excess of revenue recognized to date and are recognized as revenue when the related performance obligations are satisfied.

The following table summarizes the changes in our contract assets and contract liabilities for the periods presented:

	August 2, 2025	April 26, 2025	Dollar Change	Percent Change
Contract assets	$41,879	$41,169	$710	1.7%
Contract liabilities - current	83,408	69,050	14,358	20.8
Contract liabilities - noncurrent	18,497	18,421	76	0.4
The changes in our contract assets and contract liabilities from April 26, 2025 to August 2, 2025 were primarily driven by the timing of billing schedules and revenue recognition. These fluctuations are influenced by the contractual payment terms and the seasonal nature of the sports markets.

No significant impairments of contract assets were identified during the three months ended August 2, 2025.

For service-type warranty contracts, revenue is allocated to the related performance obligation and recognized over time, while associated costs are recognized as incurred. Earned and unearned revenues related to these contracts are reported within the “Contract assets” and “Contract liabilities” line items in our Condensed Consolidated Balance Sheets.

The following table summarizes the changes in unearned service-type warranty contracts, net, for the three months ended August 2, 2025:

August 2, 2025
Balance as of April 26, 2025	$35,129
New contracts sold	14,020
Less: reductions for revenue recognized	(13,293)
Foreign currency translation and other	1,169
Balance as of August 2, 2025	$37,025
Contracts in progress identified as loss contracts as of August 2, 2025 and April 26, 2025 were immaterial. Provisions for such losses are recorded in the “Accrued expenses” line item in our Condensed Consolidated Balance Sheets.
During the three months ended August 2, 2025, we recognized $44,800 of revenue that was previously recorded as contract liabilities as of April 26, 2025.
Remaining performance obligations
As of August 2, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $426,675. This consists of $360,275 related to product agreements and $66,400 related to service agreements. We expect approximately $369,420 of these obligations to be recognized as revenue within the next 12 months, with the remainder recognized thereafter.
While remaining performance obligations represent legally binding business commitments, they are subject to change due to cancellations, deferrals, or scope adjustments. Known changes—including project cancellations, scope revisions, foreign currency exchange fluctuations, and deferrals—are reflected or excluded from the reported balance, as appropriate.
Revenue recognized during the three months ended August 2, 2025 and July 27, 2024 related to performance obligations satisfied in prior periods was immaterial.
Note 5. Segment Reporting
The following table presents selected financial information for each of our five reportable segments for the periods indicated:

	Three Months Ended
	August 2, 2025	July 27, 2024
Net sales:
Commercial	$46,167	$34,199
Live Events	79,800	108,608
High School Park and Recreation	59,347	48,006
Transportation	16,575	22,490
International	17,083	12,785
Total consolidated net sales	218,972	226,088

Cost of Sales:
Commercial	32,517	26,604
Live Events	59,614	82,580
High School Park and Recreation	37,406	30,690
Transportation	11,419	14,741
International	12,944	11,775

Gross profit:
Commercial	13,650	7,595
Live Events	20,186	26,028
High School Park and Recreation	21,941	17,316
Transportation	5,156	7,749
International	4,139	1,010
Total consolidated gross profit	65,072	59,698

Less:
Selling	16,834	15,636
General and administrative	14,295	11,723
Product design and development	10,671	9,623
Interest (income) expense, net	(893)	71
Change in fair value of convertible note	—	(21,590)
Other expense, net	1,942	835
Income before income taxes	$22,223	$220

Depreciation and amortization:
Commercial	$1,085	$1,082
Live Events	1,247	1,429
High School Park and Recreation	661	533
Transportation	199	202
International	447	562
Total depreciation and amortization for reportable segments	3,639	3,808
Unallocated corporate depreciation and amortization	1,165	1,085
Total depreciation and amortization	$4,804	$4,893
No single geographic region, other than the United States, represents a material portion of our net sales or our property and equipment, net of accumulated depreciation.

The following table provides a summary of net sales and property and equipment, net of accumulated depreciation, for the United States and all other geographic areas:

	Three Months Ended
	August 2, 2025	July 27, 2024
Net sales:
United States	$196,588	$207,219
Outside United States	22,384	18,869
	$218,972	$226,088

	August 2, 2025	April 26, 2025
Property and equipment, net of accumulated depreciation:
United States	$59,130	$66,701
Outside United States	6,950	7,183
	$66,080	$73,884
We serve a diverse customer base across global markets for our products and services. No individual customer accounted for 10 percent or more of our net sales during the reporting period. Accordingly, we are not economically dependent on a limited number of customers for the sale of our products and services.

We also source raw materials and components from a broad network of suppliers. No single supplier represented 10 percent or more of our cost of sales. However, our global supply chain is complex and subject to geopolitical and transportation risks. Additionally, we rely on certain single-source suppliers, which may constrain availability or result in delays in obtaining critical materials and components required for manufacturing.

Note 6. Goodwill

The following table summarizes changes in the carrying amount of goodwill for each reportable segment with a goodwill balance for the three months ended August 2, 2025:

	Commercial	Transportation	Total
Balance as of April 26, 2025	$3,159	$29	$3,188
Foreign currency translation	4	1	5
Balance as of August 2, 2025	$3,163	$30	$3,193
Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment assessment is performed during the third quarter of each fiscal year, based on the goodwill balance as of the first business day of that quarter.

We completed our most recent annual goodwill impairment test as of October 27, 2024, and concluded that no impairment existed.

As of August 2, 2025 and April 26, 2025, the total accumulated goodwill impairments were $4,576.

Note 7. Financing Agreements

The following table summarizes the components of our long-term debt as of the dates indicated:

	August 2, 2025	April 26, 2025
Mortgage	$11,875	$12,375
Long-term debt, gross	11,875	12,375
Debt issuance costs, net	(294)	(388)
Current portion	(1,500)	(1,500)
Long-term debt, net	$10,081	$10,487
Credit Agreements
On May 11, 2023, the Company entered into a $75,000 senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement).
The Credit Facility made pursuant to the Credit Agreement is comprised of:

•a $60,000 asset-based revolving credit facility (the “ABL”), maturing on May 11, 2026, secured by a first-priority lien on the Company’s assets pursuant to a Pledge and Security Agreement dated May 11, 2023, between and among the Company, Daktronics Installation, Inc., and the Administrative Agent (the “Pledge and Security Agreement”); and
•a $15,000 delayed draw term loan (the “Delayed Draw Loan”), also secured by the first priority lien on the Company’s assets pursuant to the Pledge and Security Agreement and a first-priority mortgage on the Company’s real estate located in Brookings, South Dakota.

Under the ABL, borrowing capacity is subject to certain conditions and may fluctuate based on various factors. As of August 2, 2025, the Company’s borrowing capacity under the ABL was $41,539, with no borrowings outstanding and $2,547 utilized for outstanding letters of credit. No borrowings were made under the ABL during the period ended August 2, 2025.

The interest rate on the ABL is determined on a sliding scale based on the Company’s trailing 12-month fixed charge coverage ratio and ranges from 2.5 to 3.5 percent over the Secured Overnight Financing Rate (“SOFR”).

The $15,000 Delayed Draw Loan was funded on July 7, 2023. It amortizes over a 10-year period with monthly principal payments of $125 and matures on May 11, 2026. The interest rate on the Delayed Draw Loan is also determined on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranges from 1.0 and 2.0 percent over the Commercial Bank Floating Rate (“CBFR”). As of August 2, 2025, the interest rate applicable to the Delayed Draw Loan was 8.5 percent.
On June 10, 2025, we entered into a Consent and Amendment No. 4 to the Credit Agreement, effective as of June 6, 2025 (the “ Fourth Amendment”), which, among other changes, amends the Credit Agreement to permit the Company to secure the Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity date of May 11, 2026 under certain conditions (the “Specified Letters of Credit”). Pursuant to the Fourth Amendment, no later than 91 days before the Maturity Date (as defined below), the Company must deposit an amount of cash equal to 105% of the LC Exposure (as defined in the Credit Agreement) into one or more accounts (collectively, the “Specified LC Collateral Account”) controlled exclusively by the Administrative Agent. The Company will grant a security interest in the Specified LC Collateral Account to the Administrative Agent. The funds in the Specified LC Collateral Account will be used to cover any unreimbursed amounts owed to the issuing Lender, subject to certain exceptions. The funds in the Specified LC Collateral Account will be returned to the Company and the other Borrowers (as defined in the Credit Agreement) if the scheduled Maturity Date is further extended.
The Fourth Amendment also requires the Borrowers to fully pay any and all outstanding amounts owed under the Delayed Draw Loan on or before the earlier of: (i) May 11, 2026; and (ii) any earlier date on which the Commitments (as defined in the Credit Agreement) are reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement (the “Termination Date”). The Fourth Amendment also provides that the Borrowers’ repayment obligations under the Credit Agreement will mature on the earliest of: (A) November 30, 2026; (B) unless otherwise agreed in writing by the

Administrative Agent (with the consent of all Lenders), the date that is six (6) months prior to the scheduled maturity date of the Term Loan Debt (as defined in the Credit Agreement); and (C) the Termination Date (such earliest date, the “Maturity Date”).
The Credit Agreement contains covenants that, among other things, restrict our ability to repurchase shares of common stock, pay dividends, incur additional indebtedness, and make certain investments. As a result, our ability to return capital to stockholders through share repurchases or dividends is limited while the Credit Facility is outstanding. For more information on the Company’s ability to repurchase shares under the Credit Agreement, please refer to “Note 13. Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and “Item 5. Other Information” of Part II of this Quarterly Report on Form 10-Q.
Convertible Note
As of August 2, 2025 and April 26, 2025, there was no outstanding balance under the Convertible Note. During fiscal 2025, the Company fully settled the Convertible Note through a series of forced conversions in accordance with its terms. These conversions resulted in the issuance of shares of the Company’s common stock to Alta Fox Opportunities and the extinguishment of the debt on the dates of settlement. Accordingly, there is no remaining principal or accrued interest associated with the Convertible Note, and no further obligations under its terms. Additional details regarding the Convertible Note activity during fiscal 2025 are included in “Note 17. Related Party Transactions” of the Form 10-K.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the related debt agreement. In the event of early principal payments or conversions, a proportional amount of unamortized debt issuance costs is expensed. Amortization of debt issuance costs totaled $403 for each of the three months ended August 2, 2025 and July 27, 2024. As of August 2, 2025, the remaining unamortized debt issuance costs of $1,274 are being amortized over the remaining term of the Credit Facility.
Future Maturities
The following table presents the aggregate contractual maturities of our long-term debt by fiscal year:

Fiscal years ending	Amount
Remainder of 2026	$1,000
2027	10,875
2028	—
2029	—
2030	—
Total debt	$11,875

Note 8. Commitments and Contingencies

Litigation: We are involved in legal proceedings and claims that arise in the ordinary course of business. We continuously evaluate these matters, including regulatory reviews and inspections, and apply appropriate accounting guidance when determining accruals and disclosures. Contingency accruals are recorded when a loss is considered probable and the amount can be reasonably estimated. If a reasonably possible loss exceeds the amount accrued and disclosure is necessary to avoid misleading financial statements, we disclose the estimated range of loss. No accrual is recorded when a loss is probable but not reasonably estimable, or when a loss is considered reasonably possible or remote; however, material matters are disclosed as required under ASC 450-20, Contingencies – Loss Contingencies.

Our assessment of whether a loss is reasonably possible or probable is based on management’s evaluation and consultation with legal counsel regarding the ultimate outcome of each matter, including the impact of any appeals.

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that a material loss will be incurred. Accordingly, no material accruals or disclosures of potential loss ranges have been made. We do not expect the ultimate resolution of these matters to have a material impact on our financial position, liquidity, or capital resources.

Warranties: The following table summarizes changes in our warranty obligations for the three months ended August 2, 2025.

August 2, 2025
Balance as of April 26, 2025	$35,830
Warranties issued during the period	4,287
Settlements made during the period	(2,726)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(1,128)
Balance as of August 2, 2025	$36,263
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions to support our contractual obligations, primarily related to construction-type contracts. These instruments serve as guarantees of our future performance, including the operation and installation of equipment and the completion of contractual deliverables.

As of August 2, 2025, we had $57,846 of bonded work outstanding and $2,547 in letters of credit outstanding. These performance guarantees generally have terms of one year, although specific durations may vary by contract.

We enter into written agreements with customers that may include indemnification provisions requiring us to compensate the customer for financial losses resulting from certain acts or omissions. We seek to negotiate reasonable limitations and caps on such indemnification obligations. As of August 2, 2025, we were not aware of any material indemnification claims.

Note 9. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rates for the three months ended August 2, 2025 was 25.9 percent. The tax rate was primarily driven by permanent tax adjustments and valuation allowances in proportion to estimated pre-tax earnings for fiscal 2026. The effective tax rate for the three months ended July 27, 2024 was skewed due to the impact of the fair value in the Convertible Note in proportion to the period's small pre-tax income.
We operate both domestically and internationally and, as of August 2, 2025, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of August 2, 2025, we had $557 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2026 and others beginning in fiscal 2027 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws affecting current taxes to be reflected in the estimated annual effective tax rate going forward, and adjustments to existing deferred taxes to be recognized on deferred tax balances to be recognized in the period in which the legislation is enacted. We note that as of August 2, 2025 there were no material impacts to the financial statements. We will continue to evaluate the future tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.

Note 10. Fair Value Measurement
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2025 and April 26, 2025, classified by level within the fair value hierarchy based on the valuation techniques utilized to determine fair value.

There were no transfers between levels of the fair value hierarchy during the periods presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of August 2, 2025
Cash and cash equivalents	$136,856	$—	$—	$136,856
	$136,856	$—	$—	$136,856
Balance as of April 26, 2025
Cash and cash equivalents	$127,507	$—	$—	$127,507
	$127,507	$—	$—	$127,507

Note 11. Share Repurchase Program
On June 17, 2016, our Board of Directors (the “Board” or “Board of Directors”) authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40,000 of its outstanding common stock. On March 4, 2025, the Board approved a $10,000 increase in the limit under the Repurchase Program from $40,000 to $50,000. On June 23, 2025, the Board approved an additional $10,000 increase from $50,000 to $60,000.
Repurchases under the Repurchase Program may be made from time to time in open market transactions or privately negotiated transactions, subject to business and market conditions, applicable legal requirements, and other relevant factors. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, may be suspended or terminated at any time at the discretion of the Board and has no fixed expiration date.
During the three months ended August 2, 2025, the Company repurchased 648 shares of common stock at a total cost of $10,652. As of August 2, 2025, $9,229 of the $60,000 authorized amount remained available for repurchase under the Repurchase Program.
For information on restrictions on the Company’s ability to repurchase shares under the Credit Agreement, please refer to “Note 7. Financing Agreement” and “Note 13. Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and “Item 5. Other Information” of Part II of this Quarterly Report on Form 10-Q.
Note 12. Related Party Transactions
Daktronics Related Person Transaction Policy: The Board of Directors has adopted the Daktronics Related Person Transaction Policy, a written policy and procedures with respect to related party transactions (the “Policy”), which the Audit Committee of the Board (the "Audit Committee") oversees. Under the Policy, a “Related Person Transaction” is generally defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company was, is, or will be a participant; the amount involved exceeds $120; and any “Related Person” had, has, or will have a direct or indirect material interest. The Policy generally defines a "Related Person" as: a director, director nominee, executive officer, or executive officer of the Company at any time during the last fiscal year; a beneficial owner of more than five percent of any class of our voting securities; or any immediate family member of any of the foregoing persons. Our Chief Financial Officer is responsible for overseeing the monitoring and identification of Related Person Transactions and the appropriate reporting of any potential Related Person Transactions to the Audit Committee. The Audit Committee reviews and, if appropriate, approves Related Person Transactions, including certain transactions which are deemed to be pre-approved under the Policy. On an annual basis, the Audit Committee reviews any previously approved Related Person Transactions that are ongoing.
Related Party Transactions with Alta Fox Opportunities: As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Form 10-K, effective May 11, 2023, the Company entered into a Securities Purchase Agreement with Alta Fox Opportunities under which the Company sold and issued to Alta Fox Opportunities the Convertible Note in exchange for the payment by Alta Fox Opportunities to the Company of $25,000 (the "Securities Purchase Agreement"). As of May 11, 2023, and based on Amendment No. 2 to the Schedule 13D filed by Alta Fox Opportunities on May 15, 2023 with the SEC, Alta Fox Capital Management, LLC, Alta Fox Opportunities, Alta Fox GenPar, LP, Alta Fox Equity, LLC, and P. Connor Haley (collectively with their affiliates and associates, “Alta Fox”) beneficially owned 4,768 shares of common stock of the Company, representing 9.99 percent of the Company’s common stock, causing Alta Fox to be a “Related Person” of the Company under the Policy and the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. The Securities Purchase Agreement, the Convertible Note, the Pledge and Security Agreement dated as of May 11, 2023 by and between the Company and Alta Fox Opportunities and the Registration Rights Agreement by and between the Company and Alta Fox Opportunities dated as of May 11, 2023 were approved in advance of their execution by the Strategy and Financing Review Committee of the Board of Directors, the members of which were all members of the Audit Committee.
As described in Amendment No. 3 (“Amendment No. 3”) to the Schedule 13D filed by Alta Fox on May 30, 2025 with the SEC, and based on other publicly available information provided by Alta Fox in its reports filed with the SEC, the following persons may be deemed to be beneficial owners of the shares of the Company’s common stock that were beneficially owned by Alta Fox: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities Fund, LP; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities Fund, LP; and P. Connor Haley, as the sole owner, member and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC. In Amendment No. 3, Alta Fox reported that it beneficially owned 4,974 shares of the Company's common stock on May 29, 2025, representing 9.90 percent of the outstanding shares of the Company’s common stock, meaning Alta Fox was then no longer a Related Person of the Company under the Policy and the applicable provisions of the Securities Act and the rules promulgated thereunder.
Effective April 10, 2025, our former President and CEO and current Board member, Reece A. Kurtenbach, was appointed as Interim Chief Executive Officer of XDC, an entity in which the Company holds a 16.4 percent ownership interest and accounts for under the equity method of accounting. As previously disclosed in reports filed by the Company with the SEC, Reece A. Kurtenbach also served as a director and executive officer during the fiscal year ended April 26, 2025 and is the brother of Matthew J. Kurtenbach and Carla S. Gatzke, both of whom are executive officers of the Company. As a result of his appointment as Interim Chief Executive Officer of XDC and the foregoing relationships with the Company and its executive officers, Reece A. Kurtenbach is considered a Related Person under the Policy and a related party under ASC 850 - Related Party Disclosures. The Company continues to monitor the foregoing relationships with respect to Reece A. Kurtenbach to ensure appropriate governance and disclosure in accordance with applicable accounting standards and SEC rules.
In fiscal 2025, the Company entered into a change order to an existing agreement with Milwaukee Bucks Inc. The total value of the change order was $214. On April 29, 2025, the Company entered into a contract with Milwaukee Bucks Inc. The total value of the contract was $683. The terms of both of the above-referenced arrangements between the Company and Milwaukee Bucks Inc. were arm’s-length transactions made in the ordinary course of the Company’s business. Peter Feigin, a member of the Board, is the President of Milwaukee Bucks Inc.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes.
Note 13. Subsequent Events
Approval of 2025 Stock Incentive Plan
On July 28, 2025, the Board approved the Daktronics, Inc. 2025 Stock Incentive Plan (the “Plan”). The Plan, which will supersede and replace the Daktronics, Inc. 2020 Stock Incentive Plan (the “Prior Plan”), was approved by the Company’s stockholders on September 3, 2025 (the “Effective Date”). As provided in the Plan, the total number of shares of the Company’s common stock, $0.00001 par value (the “Common Stock”), that may be issued under the Plan is 3,562 shares, which is comprised of: (i) 2,300 shares of Common Stock; and (ii) 1,262 shares that remained unallocated and available for issuance under the Prior Plan as of the Effective Date.
Fifth Amendment to Credit Agreement
On September 4, 2025, the Company entered into an Amendment to Credit Agreement (the “Fifth Amendment”), effective as of December 1, 2024, by and among the Company, the Administrative Agent, the Lenders, and the other Loan Parties. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other changes: (i) expressly permit the Company to make share repurchases during the period from December 2024 through December 2025 in an aggregate amount not to exceed $50,000 (the “Specified Share Repurchases”); and (ii) to exclude the Specified Share Repurchases from the definition of Restricted Payments (as defined in the Credit Agreement) for purposes of the calculation of the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) under the Credit Agreement. For more information on the Fifth Amendment, please refer to “Item 5. Other Information” of Part II of this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the (i) financial condition of Daktronics, Inc. and its subsidiaries (the "Company", "Daktronics", "we", "our", or "us") during the period from the most recent fiscal year-end, April 26, 2025, to and including August 2, 2025; and (ii) results of operations of the Company during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "might," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts and orders, fluctuations in margins, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, the imposition of tariffs, trade wars, and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2025 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC"), as well as other publicly available information about the Company.
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
The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 26, 2025 (the “Form 10-K”) (including the information presented therein under "Item 1A. Risk Factors" of Part I), as well as other publicly available information about the Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended August 2, 2025 and July 27, 2024 unless otherwise stated.
Non-GAAP Measures
Contribution margin is a non-GAAP financial measure utilized by management to evaluate segment profitability and guide resource allocation decisions. It is defined as gross profit less selling expenses. Selling expenses primarily include personnel-related costs, travel and entertainment, marketing expenditures (such as showroom operations, product demonstrations, depreciation and maintenance, conventions, and trade shows), costs associated with customer relationship management and marketing systems, bad debt expense, third-party commissions, and other related expenses.

In addition to gross profit, management considers contribution margin a meaningful metric for assessing the financial performance of individual segments. We believe this measure provides investors with a useful view of our segment-level performance consistent with the approach used by management. By presenting contribution margin, we aim to enhance transparency and allow investors to better understand how we evaluate and manage our business operations.
Overview
We are recognized industry leaders in the design and manufacture of electronic scoreboards, programmable display systems, and large-screen video displays serving sporting, commercial, and transportation markets. We serve our customers by delivering high-quality standard display products as well as custom-designed and integrated systems.
Our product portfolio ranges from small-scale scoreboards and electronic displays to large, multimillion-dollar video display systems. These offerings are complemented by related control, timing, and sound systems. We are widely acknowledged for our technical expertise and our ability to design, market, manufacture, install, and service comprehensive integrated solutions that display real-time data, graphics, animation, and video.
Our operations encompass a full spectrum of activities, including marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support.
The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The three months ended August 2, 2025, and July 27, 2024, included 14 and 13 weeks of operations, respectively.
Known Trends and Uncertainties
During fiscal 2025, we embarked on our business transformation program. A rigorous analysis and planning phase culminated in a detailed implementation roadmap designed to support ambitious sales growth, margin expansion, and top-quartile return on invested capital targets. Strong growth in new orders reflects continued market adoption of digital display technology and our comprehensive product and service offerings. We anticipate further global expansion in the use of digital display systems over the coming years. However, recent government regulations, geopolitical developments, and uncertainty around federal funding priorities may affect customer willingness to invest, influencing both the timing and volume of orders.

Recent executive orders from the U.S. presidential administration introduced broad import tariffs on electronic components, aluminum, and steel, effective August 1, 2025. These changes are expected to materially increase input costs and may impact gross margins. In response, we are actively adjusting pricing strategies and sourcing plans to mitigate these impacts. Competitors importing from China will also be affected, potentially reshaping competitive dynamics. These developments introduce uncertainty in customer purchasing behavior and order timing, particularly for federally funded projects.
Global investments continue in manufacturing capacity and advancements in display and control technologies. Most digital displays use standard surface mount technology, while chip-on-board technologies are advancing for narrow pixel pitch ("NPP") applications. Micro-LED technologies, also referred to as NPP, are increasingly used for displays with short viewing distances. Innovations in professional services technologies, including artificial intelligence and enhanced software, are improving content creation, user interfaces, monitoring systems, and security. We rely on a complex global supply chain for raw materials and components and are adapting our manufacturing, sourcing, and product development priorities to align with evolving market and technology trends.

We maintain a unique leadership position in our target markets, which are large, growing, and supported by resilient demand from customers seeking to enhance audience experiences in sports, commercial, and transportation environments. We are investing in capacity and resources to grow and deepen market penetration.

To capitalize on this position, we continue to focus on digital and business transformation, cost structure optimization, and market expansion. In fiscal 2025, we established a Business Transformation Office ("BTO") to conduct a comprehensive review of our business, strategy, and operations. The BTO is developing strategic initiatives, enabled in part by our digital transformation, to deliver improved customer outcomes, deeper market penetration, above-market growth, and more efficient delivery, fulfillment, and service. These initiatives are structured to support our ambitious business transformation plan: revenue growth outpacing our addressable market, operating margins of 10–12%, and returns on capital of 17–20%, consistently exceeding our cost of capital. To accelerate these efforts, we project spending between $8.0 million and $10.0 million for transformation initiatives in fiscal 2026.

We continuously evaluate our capacity and resource levels in light of these conditions. However, there may be periods where sales and expenses are misaligned, and times when we invest more heavily in transformation and corporate governance activities, which may affect near-term profitability.

We believe the audiovisual industry’s fundamentals, including increased adoption of LED display systems across industries and our development of new technologies, services, and sales channels, will drive long-term growth for our Company.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED AUGUST 2, 2025 AND JULY 27, 2024
Product Order Backlog
Backlog represents the dollar value of contractually binding customer purchase commitments for integrated electronic display systems and related products and services that are expected to be recognized as net sales in future periods. Orders are included in backlog when we have received an executed contract and any required deposits or security, and the revenue has not yet been recognized. Certain orders supported by binding letters of intent or contracts are excluded from backlog until all required contractual documentation and deposits are received.

Orders and backlog are not defined measures under generally accepted accounting principles in the United States (“GAAP”), and our methodology for determining these metrics may differ from that used by other companies. Management believes that order and backlog levels provide meaningful insight into our business activity, including fluctuations due to seasonality and the timing of large-scale projects. Orders are used to assess market share and competitive performance, while backlog informs capacity and resource planning.

The timing of order fulfillment is subject to customer schedules, supply chain conditions, and our production capacity. We believe order information is useful to investors as an indicator of future revenue and market positioning.
As of August 2, 2025, our product order backlog was $360.3 million, compared to $267.2 million as of July 27, 2024, and $341.6 million as of April 26, 2025. The increase in backlog reflects a higher volume of order bookings, driven by continued market adoption and demand for digital display technologies.
We expect to fulfill the backlog as of August 2, 2025, within the next 24 months. However, fulfillment timing may be impacted by project delays due to customer site conditions, which are outside of our control.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended August 2, 2025 and July 27, 2024:

	August 2, 2025	% of Net sales (1)	July 27, 2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$218,972	100.0%	$226,088	100.0%	$(7,116)	(3.1)%
Cost of sales	153,900	70.3	166,390	73.6	(12,490)	(7.5)
Gross profit	65,072	29.7	59,698	26.4	5,374	9.0

Operating expenses:
Selling	16,834	7.7	15,636	6.9	1,198	7.7
General and administrative	14,295	6.5	11,723	5.2	2,572	21.9
Product design and development	10,671	4.9	9,623	4.3	1,048	10.9
Total operating expenses	41,800	19.1	36,982	16.4	4,818	13.0
Operating income	23,272	10.6	22,716	10.0	556	2.4

Nonoperating income (expense):
Interest income (expense), net	893	0.4	(71)	—	964	(1357.7)
Change in fair value of convertible note	—	—	(21,590)	(9.5)	21,590	(100.0)
Other expense, net	(1,942)	(0.9)	(835)	(0.4)	(1,107)	132.6
Income before income taxes	22,223	10.1	220	0.1	22,003	10001.4
Income tax expense	5,753	2.6	5,166	2.3	587	11.4
Net income (loss)	$16,470	7.5%	$(4,946)	(2.2)%	$21,416	(433.0)%

Diluted earnings per share	$0.33		$(0.11)		$0.44	(400.0)%
Diluted weighted average shares outstanding	49,736		46,311		$3,425	7.4%

Orders	$238,543		$176,170		$62,373	35.4%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of the first quarter of fiscal 2026 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2025 contained 13 weeks.
Net Sales: The sales decrease in the first quarter of fiscal 2026 compared to the same period in fiscal 2025 was the result primarily of lower volumes in the Live Events and Transportation business units, partially offset by increased sales in the Commercial, High School Park and Recreation, and International business units. The amount of recognized revenue associated with performance obligations satisfied in prior years during the three months ended August 2, 2025 and July 27, 2024 was immaterial.
Order volume increased in the first quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to order growth in the Live Events, High School Park and Recreation, and International business units. Live Events had large order bookings related to two Major League Baseball stadiums and one National Hockey League arena. High School Park and

Recreation had a record quarter for orders primarily as a result of continued adoption of video in schools. International continued to grow primarily due to orders in the Middle East and Australia. Order bookings in the Commercial and Transportation business units remained relatively flat. Large project bookings can cause comparability differences to the seasonally lower quarters.
Gross profit as a percentage of net sales increased to 29.7 percent for the first quarter of fiscal 2026 as compared to 26.4 percent for the same period a year ago. The increase was driven by a combination of strategic pricing, operational efficiencies, and favorable project mix across business units. Total warranty expense as a percentage of sales decreased to 1.2 percent for the first quarter of fiscal 2026 as compared to 2.1 percent for the same period from a year ago primarily driven by lower significant and unusual warranty costs.
Selling expenses in the first quarter of fiscal 2026 remained relatively flat compared to the same period last year.
General and administrative expenses increased in the first quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to the additional week in the current reporting period.
Product design and development expenses in the first quarter of fiscal 2026 remained relatively flat compared to the same period last year.
Interest income (expense), net in the first quarter of fiscal 2026 increased compared to interest expense in the same period one year ago primarily due to higher cash levels invested in interest-bearing accounts. During the first quarter of fiscal 2025, the interest expense included interest on the convertible note, which was settled during fiscal 2025.
Change in fair value of Convertible Note results from accounting for the senior secured convertible note dated May 11, 2023 we issued to Alta Fox Opportunities Fund, LP during fiscal 2024 (the "Convertible Note") under the fair value option. The fair value change was primarily caused by the forced conversion of the entire Convertible Note in the third and fourth quarters of fiscal 2025. All amounts due under the Convertible Note were settled in fiscal 2025.
Other expense and debt issuance costs write-off, net was relatively flat compared to the same period last year.
Income tax expense: For the three months ended August 2, 2025, our effective tax rate was 25.9 percent compared to an effective tax rate that was skewed for the three months ended July 27, 2024 due to the impact of the fair value adjustment to the Convertible Note in proportion to the nominal pre-tax income. The lower tax rate is due to having no further impacts of fair value adjustments on convertible notes for the three months ended August 2, 2025.
Net income (loss): For the three months ended August 2, 2025, our earnings per diluted share was $0.33 compared to a loss per diluted share of $0.11 in the same period last year. The net loss in the three months ended July 27, 2024 included a $21.6 million change in the valuation of the Convertible Note.

Reportable Segment Performance Summary
The following table presents financial performance information for our reportable segments, including a reconciliation of contribution margin, a non-GAAP measure, to GAAP operating income for the three months ended August 2, 2025 and July 27, 2024:

	Three Months Ended August 2, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$46,167		$79,800		$59,347		$16,575		$17,083		$218,972
Cost of sales	32,517	70.4%	59,614	74.7%	37,406	63.0%	11,419	68.9%	12,944	75.8%	153,900	70.3%
Gross profit	13,650	29.6	20,186	25.3	21,941	37.0	5,156	31.1	4,139	24.2	65,072	29.7
Selling	4,738	10.3	3,208	4.0	4,629	7.8	1,593	9.6	2,666	15.6	16,834	7.7
Contribution margin	8,912	19.3	16,978	21.3	17,312	29.2	3,563	21.5	1,473	8.6	48,238	22.0
General and administrative	—	—	—	—	—	—	—	—	—	—	14,295	6.5
Product design and development	—	—	—	—	—	—	—	—	—	—	10,671	4.9
Operating income	$8,912	19.3%	$16,978	21.3%	$17,312	29.2%	$3,563	21.5%	$1,473	8.6%	$23,272	10.6%

Orders	$44,223		$92,219		$63,254		$21,909		$16,938		$238,543

	Three Months Ended July 27, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$34,199		$108,608		$48,006		$22,490		$12,785		$226,088
Cost of sales	26,604	77.8%	82,580	76.0%	30,690	63.9%	14,741	65.5%	11,775	92.1%	166,390	73.6%
Gross profit	7,595	22.2	26,028	24.0	17,316	36.1	7,749	34.5	1,010	7.9	59,698	26.4
Selling	4,384	12.8	2,889	2.7	4,087	8.5	1,399	6.2	2,877	22.5	15,636	6.9
Contribution margin	3,211	9.4	23,139	21.3	13,229	27.6	6,350	28.2	(1,867)	(14.6)	44,062	19.5
General and administrative	—	—	—	—	—	—	—	—	—	—	11,723	5.2
Product design and development	—	—	—	—	—	—	—	—	—	—	9,623	4.3
Operating income	$3,211	9.4%	$23,139	21.3%	$13,229	27.6%	$6,350	28.2%	$(1,867)	(14.6)%	$22,716	10.0%

Orders	$42,122		$50,899		$46,447		$22,759		$13,943		$176,170

	Three Months Ended Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$11,968	35.0%	$(28,808)	(26.5)%	$11,341	23.6%	$(5,915)	(26.3)%	$4,298	33.6%	$(7,116)	(3.1)%
Cost of sales	5,913	22.2	(22,966)	(27.8)	6,716	21.9	(3,322)	(22.5)	1,169	9.9	(12,490)	(7.5)
Gross profit	6,055	79.7	(5,842)	(22.4)	4,625	26.7	(2,593)	(33.5)	3,129	309.8	5,374	9.0
Selling	354	8.1	319	11.0	542	13.3	194	13.9	(211)	(7.3)	1,198	7.7
Contribution	5,701	177.5	(6,161)	(26.6)	4,083	30.9	(2,787)	(43.9)	3,340	(178.9)	4,176	9.5
General and administrative	—	—	—	—	—	—	—	—	—	—	2,572	21.9
Product design and development	—	—	—	—	—	—	—	—	—	—	1,048	10.9
Operating income	$5,701	177.5%	$(6,161)	(26.6)%	$4,083	30.9%	$(2,787)	(43.9)%	$3,340	(178.9)%	$556	2.4%

Orders	$2,101	5.0%	$41,320	81.2%	$16,807	36.2%	$(850)	(3.7)%	$2,995	21.5%	$62,373	35.4%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and general and administrative expenses were impacted as a result of the first quarter of fiscal 2026 including 14 weeks compared to the more common 13 weeks. The first quarter of fiscal 2025 contained 13 weeks.

During the first quarter of fiscal 2026, total net sales declined while gross profit as a percentage of net sales increased, reflecting the cumulative impact of the following factors:
Commercial: The increase in net sales in the first quarter of fiscal 2026 compared to the same period one year ago was primarily driven by fulfilling orders in our digital billboards niche and Spectacular LED video display projects. On-Premise digital signage sales were similar to last year. Gross profit as a percentage of sales increased due to a shift in mix to products with higher margins and higher sales volume over a relatively fixed cost structure. Selling expense remained relatively flat. The slight increase in order bookings was primarily driven by increased digital billboard order bookings during the quarter as a result of marketing efforts to independent billboard operators and the timing of a bulk order from a national Out-of-Home advertising company.
Live Events: The decrease in net sales in the first quarter of fiscal 2026 was due to the absence of the fulfillment of a large project, which we had in the same quarter a year ago and because of order volume declines and the differences in expected timing to fulfill current backlog compared to last year's scheduling. The decline in gross profit as a percentage of sales in the quarter is attributable to lower sales volume over a relatively fixed cost structure. Selling expense remained relatively flat. Order bookings vary because of large project booking impacts and seasonal sports impacts. During the first quarter of fiscal 2026, orders increased due to a mix of mid-sized project wins, including major stadiums, and strong demand across repeat customers and new accounts.
High School Park and Recreation: Sales increased during the first quarter of fiscal 2026 compared to the same period one year ago, primarily driven by stronger demand for video display systems and continued momentum in school and community markets. Gross profit as a percentage of sales increased due to a more cost-effective video offering and price increases related to value selling, in addition to the efficient use of manufacturing expenses. Selling expenses remained relatively flat. Order bookings increased due to stronger demand for video display systems across school and community markets, supported by simplified offerings, expanded sales channels, and growing interest in interactive content solutions.
Transportation: Sales decreased during the first quarter of fiscal 2026 compared to the same period one year ago primarily due to lower order bookings which reduced the level of backlog available to build. Gross profit as a percentage of sales decreased due to lower sales volume and a shift in project mix, over a fixed cost structure, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses remained relatively flat. Order bookings decreased slightly compared to the prior year, reflecting variability in customer purchasing schedules and the timing of infrastructure investments.
International: The increase in net sales in the first quarter of fiscal 2026 was primarily driven by higher backlog and higher orders. Gross profit as a percentage of sales increased as a result of a higher sales volume. Selling expense remained relatively flat in the first quarter of fiscal 2026 compared to the same period in the prior year. The increase in order bookings is primarily driven by successful bookings in the Middle East due to a large stadium project and the continued execution of global expansion strategies.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	August 2, 2025	July 27, 2024	Dollar Change
Net cash provided by (used in):
Operating activities	$26,097	$19,481	$6,616
Investing activities	(5,620)	(5,969)	349
Financing activities	(11,128)	2,062	(13,190)
Effect of exchange rate changes on cash	—	(64)	64
Net increase in cash, cash equivalents and restricted cash	$9,349	$15,510	$(6,161)
Net cash provided by operating activities: The $26.1 million of cash provided by operating activities during the first three months of fiscal 2026 was up from the $19.5 million in the same period of fiscal 2025. This increase was primarily driven by improved business profitability, with net income of $16.5 million in fiscal 2026 compared to a net loss of $4.9 million in fiscal 2025. Non-cash adjustments, including depreciation and amortization, stock-based compensation, and provisions for doubtful accounts, remained relatively consistent year-over-year. A significant contributor to the increase was a favorable shift in operating assets and liabilities, which added $1.7 million in fiscal 2026 versus a $3.8 million use of cash in fiscal 2025. These improvements were supported by strong collections on receivables and contract assets, as well as inventory reduction efforts, partially offset by payments on accounts payable and income taxes.
The changes in net operating assets and liabilities for the three months ended August 2, 2025 and July 27, 2024 consisted of the following:

	Three Months Ended
	August 2, 2025	July 27, 2024
(Increase) decrease:
Accounts receivable	$(32,055)	$(15,076)
Long-term receivables	241	316
Inventories	(3,512)	3,153
Contract assets	(682)	1,709
Prepaid expenses and other current assets	(4,971)	(37)
Income tax receivables	2,768	339
Investment in affiliates and other assets	(3,884)	(1)
Increase (decrease):
Accounts payable	25,839	5,336
Contract liabilities	14,417	7,304
Accrued expenses	3,606	(2,174)
Warranty obligations	(257)	(132)
Long-term warranty obligations	690	1,079
Income taxes payable	225	(4,267)
Long-term marketing obligations and other payables	(737)	(1,314)
	$1,688	$(3,765)
Net cash used in investing activities: During the first quarter of fiscal 2026, net cash used in investing activities totaled $5.6 million, primarily driven by $4.3 million in purchases of property and equipment and $1.5 million in net loans to affiliates. In comparison, the same period in fiscal 2025 saw $5.1 million in property and equipment purchases and $0.9 million in affiliate investments.
Net cash (used in) provided by financing activities: In the first three months of fiscal 2026, financing activities resulted in a net cash outflow of $11.1 million, which included $10.7 million for repurchased shares and $0.5 million in payments on notes payable. These were partially offset by $0.1 million in proceeds from stock option exercises. In comparison, the first quarter of fiscal 2025 reflected a net inflow of $2.1 million, primarily driven by $3.1 million in proceeds from the exercise of stock options. These inflows were partially offset by $1.0 million in payments on notes payable and principal payments on long-term obligations.
Debt and Cash
On May 11, 2023, the Company entered into a $75.0 million senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement). The Credit Facility consists of the $60.0 million asset-based revolving credit facility, maturing on May 11, 2026 (the “ABL”), and the $15.0 million delayed draw term loan (the “Delayed Draw Loan”), which are secured by a first-priority mortgage (the “Mortgage”) on the Company’s real estate located in Brookings, South Dakota and a first-priority lien on the Company’s assets pursuant to a Pledge and Security Agreement dated as of May 11, 2023 (the “Pledge and Security agreement”) between and among the Company, Daktronics Installation, Inc., and Administrative Agent. The ABL and the Delayed Draw Loan are subject to the Credit Agreement. The Credit Agreement, the Mortgage, and the Pledge and Security Agreement contain customary covenants and conditions. On June 10, 2025, we entered into a Consent and Amendment No. 4 to Credit Agreement, effective as of June 6, 2025 (the “Fourth Amendment”), which permits the

Company to secure Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity day of May 11, 2026 under certain conditions.
As of August 2, 2025, we had no borrowings against the ABL and $41.5 million of borrowing capacity on the ABL after $2.5 million used to secure Letters of Credit outstanding. No borrowings were made under the ABL during the period ended August 2, 2025. As of August 2, 2025, we had an outstanding principal balance of $11.9 million on the Delayed Draw Loan.
As of August 2, 2025, we had $136.9 million in cash and cash equivalents. We believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under the Credit Facility, will be sufficient to fund our working capital, capital expenditures, debt service, stock repurchases, and other financial requirements for at least the next 12 months.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
We were in compliance with all debt covenants as of August 2, 2025, and we expect to remain in compliance with those covenants for at least the next 12 months.
For additional information on financing agreements, see “Note 7. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Working Capital
Working capital was $221.8 million as of August 2, 2025, and $209.4 million as of April 26, 2025, reflecting a $12.4 million increase over the quarter. This change was primarily impacted by fluctuations in key components such as accounts receivable, which increased by $31.5 million, and accounts payable, which increased by $18.3 million. Inventory grew slightly by $3.6 million, while contract assets remained relatively stable.

These shifts are influenced by the seasonality of the sports market and construction cycles, which affect the timing of cash flows. Specifically, payments for inventory and subcontractors often precede customer receipts, especially on large-scale, customized orders. These projects can span over 12 months, depending on complexity and delivery schedules. To manage cash flow, the Company typically uses upfront cash for materials and services and offsets this with down payments or progress payments from customers.

As of August 2, 2025, the Company had $5.1 million in retainage on long-term contracts included in receivables and contract assets, which is expected to be collected within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy prioritizes funding operations and growth investments, maintaining prudent liquidity and leverage ratios that reflect the cyclical nature of our business, reducing debt, and returning excess cash to stockholders through dividends and share repurchases. During the first quarter of fiscal 2026 and the first quarter of fiscal 2025, we repurchased shares of the Company’s common stock, par value $0.00001 per share, but did not issue dividends.
Our strategies for business growth and profitability improvement rely on capital expenditures and strategic investments. We project total capital expenditures of approximately $20.7 million for fiscal 2026. These expenditures will support the acquisition of manufacturing equipment for new or enhanced product lines, expanded production capacity, and increased process automation. Additional investments will target quality and reliability testing equipment, demonstration and showroom assets, and continued upgrades to our information infrastructure.

Beyond capital expenditures, we plan to invest in general and administrative functions to support our digital transformation initiatives. These include modernizing field service automation systems, enhancing enterprise performance planning, and streamlining quoting and sales processes. We also evaluate strategic investments in new technologies, affiliates, or potential acquisitions aligned with our business strategy. For fiscal 2026, future investments in our current affiliates are being reviewed on a quarterly basis by our Board.
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of August 2, 2025, we had $57.8 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
During the first three months of fiscal 2026, there were no material changes in our contractual obligations. See the Form 10-K for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the Form 10-K. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes to the significant accounting policies and critical accounting estimates identified in the Form 10-K during the first three months of fiscal 2026.
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
There have been no material changes in our exposure to the market risks identified in the Form 10-K during the first three months of fiscal 2026.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We performed an evaluation under the supervision and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2025. Based upon that evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that as of August 2, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Interim Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Interim Chief Executive Officer and Acting Chief Financial Officer believe the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended August 2, 2025. As a result of such evaluation, management of the Company concluded that, during the quarter ended August 2, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See “Note 8. Commitments and Contingencies” included in this Quarterly Report on Form 10-Q and “Note. 16. Commitments and Contingencies” included in the Form 10-K for further information on any legal proceedings and claims.
Item 1A. RISK FACTORS
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A. of Part I of the Form 10-K. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Quarterly Report on Form 10-Q, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial condition or financial results. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Item 1A. of Part I of the Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
On June 17, 2016, our Board of Directors (the “Board”) authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common stock. On March 4, 2025, the Board approved a $10.0 million increase in the limit under the Repurchase Program from $40.0 million to $50.0 million. On June 23, 2025, the Board approved an additional $10.0 million increase from $50.0 million to $60.0 million.

Repurchases under the Repurchase Program may be made from time to time in open market transactions or privately negotiated transactions, subject to business and market conditions, applicable legal requirements, and other relevant factors. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, may be suspended or terminated at any time at the discretion of the Board, and has no fixed expiration date.

During the three months ended August 2, 2025, the Company repurchased 0.6 million shares of common stock at a total cost of $10.7 million. As of August 2, 2025, $9.2 million of the $60.0 million authorized amount remained available for repurchase under the Repurchase Program.
The following table summarizes the Company’s repurchases of common stock during the first quarter of fiscal 2026.

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 27, 2025 - May 31, 2025	—	—	—	$9,880,485
June 1, 2025 - June 28, 2025	—	—	—	$19,880,485
June 29, 2025 - August 2, 2025	648,190	$16.43	648,190	$9,229,017
Total	648,190		648,190
(1) The share repurchases described in the above table were made pursuant to the Repurchase Program authorized by the Board on June 17, 2016, as amended by the Board on March 4, 2025 and June 23, 2025.
Our ability to repurchase our shares could be affected by the limitations imposed by our Credit Facility, as further described in “Note 7. Financing Agreements” and “Note 13. Subsequent Events” of the Notes to our Condensed

Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 5. Other Information” of Part II of this Quarterly Report on Form 10-Q.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
10b5-1 Trading Arrangements
During the three months ended August 2, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act.

Fifth Amendment to Credit Agreement
On September 4, 2025, the Company entered into an Amendment to Credit Agreement (the “Fifth Amendment”), effective as of December 1, 2024, by and among the Company, the Administrative Agent, the Lenders, and the other Loan Parties. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other changes: (i) expressly permit the Company to make share repurchases during the period from December 2024 through December 2025 in an aggregate amount not to exceed $50,000 (the “Specified Share Repurchases”); and (ii) to exclude the Specified Share Repurchases from the definition of Restricted Payments (as defined in the Credit Agreement) for purposes of the calculation of the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) under the Credit Agreement. The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amendment, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. EXHIBITS
A list of exhibits filed as part of this Quarterly Report on Form 10-Q is set forth in the following Index to Exhibits.

Index to Exhibits
Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 001-38747 unless otherwise indicated.

2.1	Plan of Conversion of Daktronics, Inc. dated as of April 17, 2025 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.1	Certificate of Conversion of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.2	Certificate of Incorporation of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.3
Bylaws of Daktronics, Inc., a Delaware Business Corporation Incorporated Under Delaware Law, dated as of April 17, 2025 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).

3.4	Articles of Charter Surrender of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
10.1
Consent and Amendment No. 4 to Credit Agreement effective as of June 6, 2025 by and among Daktronics, Inc., the Lenders party to the Credit Agreement, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on June 13, 2025).

10.2
Consent and Amendment No. 5 to Credit Agreement effective as of December 1, 2024 by and among Daktronics, Inc., the Lenders party to the Credit Agreement, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders.(1)

10.3
Daktronics, Inc. Amended and Restated Employee Retention and Protection Plan, effective as of June 23, 2025 (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on June 25, 2025).(3)

10.4	Form of Participation Agreement pursuant to the Daktronics, Inc. Employee Retention and Protection Plan. (1),(3)
10.5	Form of Performance Share Unit Grant Notice (Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K/A of Daktronics, Inc. filed on September, 2025).(3)
10.6
Termination Agreement, dated August 1, 2025, by and between Bradley T. Wiemann and Daktronics, Inc. (Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on August 1, 2025).(3)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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
(1)Filed herewith electronically.
(2) Furnished herewith electronically.
(3) Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daktronics, Inc.
/s/ Howard I. Atkins
Howard I. Atkins
Acting Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 10, 2025