Form 10-Q
period 2025-11-01
DAKTRONICS INC /SD/
filed 2025-12-10
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of December 1, 2025 was 48,747,817.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended November 1, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	November 1, 2025	April 26, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,604	$127,507
Accounts receivable, net	129,355	92,762
Inventories	101,104	105,839
Contract assets	34,602	41,169
Current maturities of long-term receivables	3,462	2,437
Prepaid expenses and other current assets	11,686	8,520
Income tax receivables	417	3,217
Total current assets	430,230	381,451

Property and equipment, net	64,641	73,884
Long-term receivables, less current maturities	2,552	1,030
Goodwill	3,168	3,188
Intangibles, net	431	568
Debt issuance costs, net	669	1,289
Right of use, investment in affiliates, and other assets	14,370	9,378
Deferred income taxes	32,333	32,104
TOTAL ASSETS	$548,394	$502,892

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	November 1, 2025	April 26, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	61,055	46,669
Contract liabilities	69,012	69,050
Accrued expenses	44,670	41,705
Warranty obligations	12,404	12,706
Income taxes payable	4,005	375
Total current liabilities	192,646	172,005

Long-term warranty obligations	24,651	23,124
Long-term contract liabilities	19,476	18,421
Other long-term obligations	4,287	6,839
Long-term debt, net	9,799	10,487
Deferred income taxes	84	85
Total long-term liabilities	58,297	58,956

STOCKHOLDERS' EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,400 and 53,030 shares issued as of November 1, 2025 and April 26, 2025, respectively	—	—
Additional paid-in capital	193,106	189,940
Retained earnings	161,861	127,910
Treasury stock, at cost, 4,724 and 3,979 shares as of November 1, 2025 and April 26, 2025, respectively	(51,975)	(39,759)
Accumulated other comprehensive loss	(5,541)	(6,160)
TOTAL STOCKHOLDERS' EQUITY	297,451	271,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$548,394	$502,892

See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Net sales	$229,253	$208,331	$448,225	$434,419
Cost of sales	167,428	152,468	321,328	318,858
Gross profit	61,825	55,863	126,897	115,561

Operating expenses:
Selling	16,056	14,704	32,890	30,340
General and administrative	13,762	15,550	28,057	27,273
Product design and development	10,444	9,839	21,115	19,462
	40,262	40,093	82,062	77,075
Operating income	21,563	15,770	44,835	38,486

Nonoperating income (expense):
Interest income (expense), net	558	273	1,451	202
Change in fair value of convertible note	—	10,304	—	(11,286)
Other expense, net	(259)	(1,164)	(2,201)	(1,999)

Income before income taxes	21,862	25,183	44,085	25,403
Income tax expense	4,381	3,777	10,134	8,943
Net income	$17,481	$21,406	$33,951	$16,460

Weighted average shares outstanding:
Basic	48,565	46,796	48,767	46,576
Diluted	49,391	51,715	49,608	47,507

Earnings per share:
Basic	$0.36	$0.46	$0.70	$0.35
Diluted	$0.35	$0.22	$0.68	$0.35
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024

Net income	$17,481	$21,406	$33,951	$16,460

Other comprehensive income:
Cumulative translation adjustments	330	314	609	442
Unrealized gain on available-for-sale securities, net of tax	10	20	10	20
Total other comprehensive income, net of tax	340	334	619	462
Comprehensive income	$17,821	$21,740	$34,570	$16,922
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 26, 2025	53,030	$—	$189,940	$127,910	(3,979)	$(39,759)	$(6,160)	$271,931
Net income	—	—	—	16,470	—	—	—	16,470
Cumulative translation adjustments	—	—	—	—	—	—	279	279
Share-based compensation	—	—	947	—	—	—	—	947
Exercise of stock options	18	—	128	—	—	—	—	128
Employee savings plan activity	60	—	648	—	—	—	—	648
Treasury stock purchased	—	$—	$—	$—	(648)	(10,652)	$—	(10,652)
Balance as of August 2, 2025	53,108	$—	$191,663	$144,380	(4,627)	$(50,411)	$(5,881)	$279,751
Net income	—	—	—	17,481	—	—	—	17,481
Cumulative translation adjustments	—	—	—	—	—	—	330	330
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	10	10
Share-based compensation	—	—	1,011	—	—	—	—	1,011
Common stock issued upon vesting of Restricted Stock Units	168	—	—	—	—	—	—	—
Exercise of stock options	160	—	1,039	—	—	—	—	1,039
Shares withheld for taxes on Restricted Stock Unit issuances	(36)	—	(607)	—	—	—	—	(607)
Treasury stock purchase	—	—	—	—	(97)	(1,564)	—	(1,564)
Balance as of November 1, 2025	53,400	$—	$193,106	$161,861	(4,724)	$(51,975)	$(5,541)	$297,451
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 27, 2024	48,121	$65,525	$52,046	$138,031	(1,907)	$(10,285)	$(6,525)	$238,792
Net loss	—	—	—	(4,946)	—	—	—	(4,946)
Cumulative translation adjustments	—	—	—	—	—	—	128	128
Share-based compensation	—	—	520	—	—	—	—	520
Exercise of stock options	331	3,148	—	—	—	—	—	3,148
Employee savings plan activity	71	569	—	—	—	—	—	569
Balance as of July 27, 2024	48,523	$69,242	$52,566	$133,085	(1,907)	$(10,285)	$(6,397)	$238,211
Net income	—	—	—	21,406	—	—	—	21,406
Cumulative translation adjustments	—	—	—	—	—	—	314	314
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	20	20
Share-based compensation	—	—	530	—	—	—	—	530
Exercise of stock options	183	1,040	—	—	—	—	—	1,040
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(591)		—	—	—	(591)
Common stock issued upon vesting of Restricted Stock Units	141	—	—	—	—	—	—	—
Balance as of October 26, 2024	48,810	$70,282	$52,505	$154,491	(1,907)	$(10,285)	$(6,063)	$260,930
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 1, 2025	October 26, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,951	$16,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,588	9,794
Gain on sale of property, equipment and other assets	(84)	(40)
Share-based compensation	1,958	1,050
Equity in loss of affiliates	1,241	1,832
Allowance for credit losses on affiliate loan	873	—
Provision for (recoveries of) doubtful accounts, net	542	(152)
Deferred income taxes, net	(218)	13
Change in fair value of convertible note	—	11,286
Change in operating assets and liabilities	(5,247)	22,577
Net cash provided by operating activities	42,604	62,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,761)	(10,466)
Proceeds from sales of property, equipment and other assets	299	124
Loans to equity investees	(2,997)	(2,041)
Net cash used in investing activities	(9,459)	(12,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,398	—
Payments on notes payable	(875)	(1,358)
Principal payments on long-term obligations	(104)	(206)
Payments for common shares repurchased	(12,215)	—
Proceeds from exercise of stock options	1,167	4,188
Tax payments related to RSU issuances	(607)	(591)
Net cash (used in) provided by financing activities	(11,236)	2,033

EFFECT OF EXCHANGE RATE CHANGES ON CASH	188	204
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,097	52,674

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	127,507	81,678
End of period	$149,604	$134,352

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$581	$1,770
Income taxes, net of refunds	3,807	12,910

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	871	2,343
Contributions of common stock under the employee stock purchase plan	648	569
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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The six months ended November 1, 2025, and October 26, 2024, included 27 and 26 weeks of operations, respectively.

There have been no material changes to the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.
Cash and cash equivalents
Cash and cash equivalents are presented in the Condensed Consolidated Balance Sheets with the corresponding totals reported in the Condensed Consolidated Statements of Cash Flows. The Company had no restricted cash or restricted cash equivalents as of November 1, 2025 or October 26, 2024.
We maintain foreign currency cash accounts to support our global operations. These balances are subject to fluctuations in foreign exchange rates, which may impact our consolidated financial position and results of operations.
As of November 1, 2025, our total cash and cash equivalents were $149,604, of which $135,051 were denominated in U.S. dollars. Included in the U.S. dollar-denominated balances were $6,333 held by our foreign subsidiaries. The remaining $14,553 were denominated in foreign currencies, with $11,460 maintained in accounts held by our foreign subsidiaries.
Recent Accounting Pronouncements
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ended April 26, 2025, noting there were no changes to our reportable segments. The Company has adopted ASU 2023-07 for interim periods beginning in the fiscal year ending May 2, 2026.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which modernizes the accounting for internal-use software costs to reflect current development practices. The update eliminates the previous three-stage model (preliminary, application development, and post-implementation) and instead introduces a principles-based approach. Under the new guidance, capitalization begins when (1) management authorizes and commits to funding the project, and (2) it is probable the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted and transition options including prospective, retrospective, or modified retrospective application. We are currently evaluating the impact of ASU 2025-06 on our accounting policies and disclosures.
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

We evaluated our investments in affiliates of X Display Company Technology Limited (“XDC”), which is developing micro-LED mass transfer technologies, and Miortech Holding B.V. (dba Etulipa) (“Miortech”), which is focused on low-power outdoor electrowetting technology. As of November 1, 2025, our ownership interest in Miortech was 55.9 percent, and in XDC was 16.4 percent. Despite our majority ownership in Miortech, we determined that both entities are variable interest entities (“VIEs”) and, based on management’s analysis, Daktronics is not the primary beneficiary as the power criterion was not met. Accordingly, we do not consolidate these entities but account for our investments in such entities under the equity method.

As of November 1, 2025 and April 26, 2025, the carrying value of our equity method investments was zero. Our proportional share of the affiliates’ losses is recorded in “Other expense, net” in our Condensed Consolidated Statements of

Operations. For the three and six months ended November 1, 2025, our share of affiliate losses were $436 and $1,241, respectively, compared to $901 and $1,832, respectively, for the three and six months ended October 26, 2024.

We also engage in related party transactions with our equity method investees, primarily for research and development services. For the six months ended November 1, 2025 and October 26, 2024, we recorded expenses of $32 and $497, respectively, in “Product design and development.” Unpaid amounts related to these services were $124 and $134 as of November 1, 2025 and October 26, 2024, respectively, and are included in “Accounts payable.”

Additionally, we have provided funding to certain of our affiliates through promissory notes, some of which are convertible (collectively, the “Affiliate Notes”). During the six months ended November 1, 2025, we advanced $2,997 to such affiliates under the Affiliate Notes, as compared to $4,565 during fiscal year 2025. Accrued interest on the Affiliate Notes was $494 and $838 as of November 1, 2025 and April 26, 2025, respectively. The total face value of the outstanding Affiliate Notes was $23,404 and $19,843 as of November 1, 2025 and April 26, 2025, respectively. These balances are included in “Right of use, investment in affiliates, and other assets” in our Condensed Consolidated Balance Sheets.

We periodically assess the Affiliate Notes for impairment and expected credit losses. During the fourth quarter of fiscal 2025, we recorded a provision of $15,480 related to a note deemed uncollectible. During the three and six months ended November 1, 2025, an additional provision of $78 and $873, respectively, was recorded for another note expected to be uncollectible. These provisions are included in “Other expense, net.”

The balance of our Affiliate Notes totaled $4,570 and $3,123 as of November 1, 2025 and April 26, 2025, respectively.
Note 3. Earnings Per Share
We compute earnings per share (“EPS”) in accordance with the provisions of Accounting Standards Codification Topic 260, Earnings Per Share. Basic EPS is calculated by dividing net income attributable to holders of our common stock, par value $0.00001 per share (“Common Stock”), by the weighted average number of common shares outstanding during the reporting period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or otherwise resulted in the issuance of common shares that participate in our earnings.

The following table presents a reconciliation of net income and the number of shares of Common Stock used in the calculation of basic and diluted EPS for the three and six months ended November 1, 2025, and October 26, 2024:

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Earnings per share - basic
Net income	$17,481	$21,406	$33,951	$16,460
Weighted average shares outstanding	48,565	46,796	48,767	46,576
Basic earnings per share	$0.36	$0.46	$0.70	$0.35

Earnings per share - diluted
Net income	$17,481	$21,406	$33,951	$16,460
Change in fair value of convertible note	—	(10,304)	—	—
Interest expense on convertible note, net of tax	—	418	—	—
Diluted net income	$17,481	$11,520	$33,951	$16,460

Weighted average common shares outstanding	48,565	46,796	48,767	46,576
Dilution associated with stock compensation plans	826	882	841	931
Dilution associated with convertible note	—	4,037	—	—
Weighted average common shares outstanding, assuming dilution	49,391	51,715	49,608	47,507
Diluted earnings per share	$0.35	$0.22	$0.68	$0.35

During the three months ended November 1, 2025, 47 shares of potential Common Stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

During the six months ended November 1, 2025, 47 shares of potential Common Stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. These potential shares include options to purchase 24 shares of Common Stock with a weighted average exercise price of $11.87.

For the three and six months ended October 26, 2024, options to purchase 51 and 114 shares of common stock, no par value, with a weighted average exercise price of $10.44 and $12.10, respectively, were excluded from the computation of diluted EPS due to their anti-dilutive effect.

During the three months ended October 26, 2024, 4,037 potential shares of common stock, no par value, issuable upon conversion of a senior secured convertible promissory note in the original principal amount of $25,000 dated as of May 11, 2023, issued by the Company to Alta Fox Opportunities Fund, LP (the "Convertible Note") were included in the computation of diluted EPS. For the six months ended October 26, 2024, 4,037 potential common shares issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.
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

The following table presents our disaggregated revenue by segment:

	Three Months Ended November 1, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$5,968	$62,495	$4,631	$8,139	$9,719	$90,952
Limited configuration	39,196	10,162	37,614	11,068	17,975	116,015
Service and other	5,588	8,824	3,722	2,067	2,085	22,286
	$50,752	$81,481	$45,967	$21,274	$29,779	$229,253
Timing of revenue recognition
Goods/services transferred at a point in time	$41,936	$14,027	$37,858	$12,386	$18,625	$124,832
Goods/services transferred over time	8,816	67,454	8,109	8,888	11,154	104,421
	$50,752	$81,481	$45,967	$21,274	$29,779	$229,253

	Six Months Ended November 1, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$14,882	$125,758	$19,528	$17,637	$16,327	$194,132
Limited configuration	70,438	19,556	79,525	15,458	26,033	211,010
Service and other	11,599	15,967	6,261	4,754	4,502	43,083
	$96,919	$161,281	$105,314	$37,849	$46,862	$448,225
Timing of revenue recognition
Goods/services transferred at a point in time	$76,005	$25,707	$79,652	$18,527	$27,528	$227,419
Goods/services transferred over time	20,914	135,574	25,662	19,322	19,334	220,806
	$96,919	$161,281	$105,314	$37,849	$46,862	$448,225

	Three Months Ended October 26, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$9,506	$57,289	$8,284	$13,046	$4,392	$92,517
Limited configuration	27,838	11,640	36,246	6,924	11,455	94,103
Service and other	6,095	8,278	3,541	1,508	2,289	21,711
	$43,439	$77,207	$48,071	$21,478	$18,136	$208,331
Timing of revenue recognition
Goods/services transferred at a point in time	$30,728	$15,167	$36,523	$7,820	$12,919	$103,157
Goods/services transferred over time	12,711	62,040	11,548	13,658	5,217	105,174
	$43,439	$77,207	$48,071	$21,478	$18,136	$208,331

	Six Months Ended October 26, 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$11,768	$151,607	$18,918	$27,582	$7,006	$216,881
Limited configuration	54,138	19,934	71,394	13,533	19,527	178,526
Service and other	11,732	14,274	5,765	2,853	4,388	39,012
	$77,638	$185,815	$96,077	$43,968	$30,921	$434,419
Timing of revenue recognition
Goods/services transferred at a point in time	$60,241	$25,917	$71,902	$15,381	$22,060	$195,501
Goods/services transferred over time	17,397	159,898	24,175	28,587	8,861	238,918
	$77,638	$185,815	$96,077	$43,968	$30,921	$434,419
See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.
Contract balances
Contract assets represent revenue recognized for performance obligations satisfied but not yet billed and include unbilled receivables. Unbilled receivables reflect an unconditional right to payment that is subject only to the passage of time and are reclassified to accounts receivable once billed in accordance with contractual terms.

Contract liabilities represent amounts billed to customers in excess of revenue recognized to date and are recognized as revenue when the related performance obligations are satisfied.

The following table summarizes the changes in our contract assets and contract liabilities for the periods presented:

	November 1, 2025	April 26, 2025	Dollar Change	Percent Change
Contract assets	$34,602	$41,169	$(6,567)	(16.0)%
Contract liabilities - current	69,012	69,050	(38)	(0.1)
Contract liabilities - noncurrent	19,476	18,421	1,055	5.7
The changes in our contract assets and contract liabilities from April 26, 2025 to November 1, 2025 were primarily driven by the timing of billing schedules and revenue recognition. These fluctuations are influenced by the contractual payment terms and the seasonal nature of the sports markets.

No significant impairments of contract assets were identified during the three months ended November 1, 2025.

For service-type warranty contracts, revenue is allocated to the related performance obligation and recognized over time, while associated costs are recognized as incurred. Earned and unearned revenues related to these contracts are reported within the “Contract assets” and “Contract liabilities” line items in our Condensed Consolidated Balance Sheets.

The following table summarizes the changes in unearned service-type warranty contracts, net, for the six months ended November 1, 2025:

November 1, 2025
Balance as of April 26, 2025	$35,129
New contracts sold	29,728
Less: reductions for revenue recognized	(26,361)
Foreign currency translation and other	303
Balance as of November 1, 2025	$38,799
Contracts in progress identified as loss contracts as of November 1, 2025 and April 26, 2025 were immaterial. Provisions for such losses are recorded in the “Accrued expenses” line item in our Condensed Consolidated Balance Sheets.
During the six months ended November 1, 2025, we recognized $55,466 of revenue that was previously recorded as contract liabilities as of April 26, 2025.
Remaining performance obligations
As of November 1, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $387,750. This consists of $320,618 related to product agreements and $67,132 related to service agreements. We expect approximately $327,845 of these obligations to be recognized as revenue within the next 12 months, with the remainder recognized thereafter.
While remaining performance obligations represent legally binding business commitments, they are subject to change due to cancellations, deferrals, or scope adjustments. Known changes—including project cancellations, scope revisions, foreign currency exchange fluctuations, and deferrals—are reflected or excluded from the reported balance, as appropriate.
Revenue recognized during the six months ended November 1, 2025 and October 26, 2024 related to performance obligations satisfied in prior periods was immaterial.
Note 5. Segment Reporting
The following table presents selected financial information for each of our five reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Net sales:
Commercial	$50,752	$43,439	$96,919	$77,638
Live Events	81,481	77,207	161,281	185,815
High School Park and Recreation	45,967	48,071	105,314	96,077
Transportation	21,274	21,478	37,849	43,968
International	29,779	18,136	46,862	30,921
Total consolidated net sales	229,253	208,331	448,225	434,419

Cost of Sales:
Commercial	37,432	32,301	69,949	58,905
Live Events	61,717	62,237	121,331	144,817
High School Park and Recreation	31,880	30,267	69,286	60,957
Transportation	14,711	12,806	26,130	27,547
International	21,688	14,857	34,632	26,632

Gross profit:
Commercial	13,320	11,138	26,970	18,733
Live Events	19,764	14,970	39,950	40,998
High School Park and Recreation	14,087	17,804	36,028	35,120
Transportation	6,563	8,672	11,719	16,421
International	8,091	3,279	12,230	4,289
Total consolidated gross profit	61,825	55,863	126,897	115,561

Less:
Selling	16,056	14,704	32,890	30,340
General and administrative	13,762	15,550	28,057	27,273
Product design and development	10,444	9,839	21,115	19,462
Interest (income) expense, net	(558)	(273)	(1,451)	(202)
Change in fair value of convertible note	—	10,304	—	(11,286)
Other expense, net	259	1,164	2,201	1,999
Income before income taxes	$21,862	$25,183	$44,085	$25,403

Depreciation and amortization:
Commercial	$1,082	$1,075	$2,167	$2,157
Live Events	1,241	1,412	2,488	2,841
High School Park and Recreation	669	533	1,330	1,066
Transportation	197	205	396	407
International	431	550	878	1,112
Total depreciation and amortization for reportable segments	3,620	3,775	7,259	7,583
Unallocated corporate depreciation and amortization	1,164	1,126	2,329	2,211
Total depreciation and amortization	$4,784	$4,901	$9,588	$9,794

No single geographic region, other than the United States, represents a material portion of our net sales or our property and equipment, net of accumulated depreciation.

The following table provides a summary of net sales and property and equipment, net of accumulated depreciation, for the United States and all other geographic areas:

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Net sales:
United States	$193,906	$184,438	$390,494	$391,657
Outside United States	35,347	23,893	57,731	42,762
	$229,253	$208,331	$448,225	$434,419

	November 1, 2025	April 26, 2025
Property and equipment, net of accumulated depreciation:
United States	$57,768	$66,701
Outside United States	6,873	7,183
	$64,641	$73,884
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

Note 6. Goodwill

The following table summarizes changes in the carrying amount of goodwill for each reportable segment with a goodwill balance for the six months ended November 1, 2025:

	Commercial	Transportation	Total
Balance as of April 26, 2025	$3,159	$29	$3,188
Foreign currency translation	(16)	(4)	(20)
Balance as of November 1, 2025	$3,143	$25	$3,168
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment assessment is performed during the third quarter of each fiscal year, based on the goodwill balance as of the first business day of that quarter. As of November 1, 2025, our most recent annual goodwill impairment test concluded that no impairment existed.

As of November 1, 2025 and April 26, 2025, the total accumulated goodwill impairments were $4,576.

Note 7. Financing Agreements

The following table summarizes the components of our long-term debt as of the dates indicated:

	November 1, 2025	April 26, 2025
Mortgage	$11,500	$12,375
Long-term debt, gross	11,500	12,375
Debt issuance costs, net	(201)	(388)
Current portion	(1,500)	(1,500)
Long-term debt, net	$9,799	$10,487
Credit Agreements
On May 11, 2023, the Company entered into a $75,000 senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement). The Credit Facility and the Credit Agreement were in effect throughout the periods covered by this Quarterly Report on Form 10-Q, including the quarter ended November 1, 2025, and were superseded and replaced by the New Credit Facility and the New Credit Agreement (as each such term is defined herein).
The Credit Facility made pursuant to the Credit Agreement was comprised of:

•a $60,000 asset-based revolving credit facility (the “ABL”), maturing on May 11, 2026, secured by a first-priority lien on the Company’s assets pursuant to a Pledge and Security Agreement dated May 11, 2023, between and among the Company, Daktronics Installation, Inc. (“Daktronics Installation”), and the Administrative Agent (the “Pledge and Security Agreement”); and
•a $15,000 delayed draw term loan (the “Delayed Draw Loan”), also secured by the first-priority lien on the Company’s assets pursuant to the Pledge and Security Agreement and a first-priority mortgage on the Company’s real estate located in Brookings, South Dakota.

Under the ABL, borrowing capacity was subject to certain conditions and may fluctuate based on various factors. As of November 1, 2025, the Company’s borrowing capacity under the ABL was $41,745, with no borrowings outstanding and $3,210 utilized for outstanding letters of credit. No borrowings were made under the ABL during the period ended November 1, 2025.

The interest rate on the ABL was determined on a sliding scale based on the Company’s trailing 12-month fixed charge coverage ratio and ranges from 2.5 to 3.5 percent over the Secured Overnight Financing Rate (“SOFR”).

The $15,000 Delayed Draw Loan was funded on July 7, 2023. It was amortized over a 10-year period with monthly principal payments of $125 and scheduled to mature on May 11, 2026. The interest rate on the Delayed Draw Loan was determined on a sliding scale based on the trailing 12-month fixed charge coverage ratio and ranged from 1.0 and 2.0 percent over the Commercial Bank Floating Rate (“CBFR”). As of November 1, 2025, the interest rate applicable to the Delayed Draw Loan was 8.5 percent.
The Credit Agreement also permitted the Company to secure Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity date of May 11, 2026 under certain conditions (the “Specified Letters of Credit”). Pursuant to the Credit Agreement, no later than 91 days before the Maturity Date (as defined below), the Company was required to deposit an amount of cash equal to 105% of the LC Exposure (as defined in the Credit Agreement) into one or more accounts (collectively, the “Specified LC Collateral Account”) controlled exclusively by the Administrative Agent. The Company was required to grant a security interest in the Specified LC Collateral Account to the Administrative Agent, and the funds in the Specified LC Collateral Account were to be used to cover any unreimbursed amounts owed to the issuing Lender, subject to certain exceptions. The Credit Agreement required the funds in the Specified LC Collateral Account to be returned to the Company and the other Borrowers (as defined in the Credit Agreement) in the event that the scheduled Maturity Date was further extended.
The Credit Agreement also required the Borrowers to fully pay any and all outstanding amounts owed under the Delayed Draw Loan on or before the earlier of: (i) May 11, 2026; and (ii) any earlier date on which the Commitments (as defined in the Credit Agreement) are reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement (the “Termination Date”). The Borrowers’ repayment obligations under the Credit Agreement were scheduled to mature on the earliest of: (A) November 30, 2026; (B) unless otherwise agreed in writing by the Administrative Agent (with the consent of all Lenders), the date that is six (6) months prior to the scheduled maturity date of the Term Loan Debt (as defined in the Credit Agreement); and (C) the Termination Date (such earliest date, the “Maturity Date”).
The Credit Agreement contained covenants that, among other things, restricted our ability to repurchase shares of Common Stock, pay dividends, incur additional indebtedness, and make certain investments. Those restrictions placed limits on our ability to return capital to stockholders through share repurchases or dividends, but did not have a material impact on our ability to make stock repurchases during the quarter ended November 1, 2025. For more information on the Company’s ability to repurchase shares under the Credit Agreement, please refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q.
On November 26, 2025, we entered into a new $71,500 senior secured credit facility (the “New Credit Facility”) pursuant to a Credit Agreement (the “New Credit Agreement”), between and among the Company, the Administrative Agent, the Lenders (as defined in the New Credit Agreement), and the other Loan Parties (as defined in the New Credit Agreement). See “Note 13. Subsequent Events” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the debt obligations under the New Credit Agreement.
Convertible Note
As of November 1, 2025 and April 26, 2025, there was no outstanding balance under the Convertible Note. During fiscal 2025, the Company fully settled the Convertible Note through a series of forced conversions in accordance with its terms. These conversions resulted in the issuance of shares of Common Stock to Alta Fox Opportunities and the extinguishment of the debt on the dates of settlement. Accordingly, there is no remaining principal or accrued interest associated with the Convertible Note, and no further obligations under its terms. Additional details regarding the Convertible Note activity during fiscal 2025 are included in “Note 17. Related Party Transactions” of the Form 10-K.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the related debt agreement. In the event of early principal payments or conversions, a proportional amount of unamortized debt issuance costs is expensed. Amortization of debt issuance costs totaled $807 for each of the six months ended November 1, 2025 and October 26, 2024. As of November 1, 2025, the remaining unamortized debt issuance costs of $870 were being amortized over the remaining term of the Credit Facility.
Future Maturities
The following table presents the aggregate contractual maturities of our long-term debt by fiscal year:

Fiscal years ending	Amount
Remainder of 2026	$625
2027	10,875
2028	—
2029	—
2030	—
Total debt	$11,500

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

Warranties: The following table summarizes changes in our warranty obligations for the six months ended November 1, 2025.

November 1, 2025
Balance as of April 26, 2025	$35,830
Warranties issued during the period	8,633
Settlements made during the period	(5,028)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(2,380)
Balance as of November 1, 2025	$37,055
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions to support our contractual obligations, primarily related to construction-type contracts. These instruments serve as guarantees of our future performance, including the operation and installation of equipment and the completion of contractual deliverables.

As of November 1, 2025, we had $64,091 of bonded work outstanding and $3,210 in letters of credit outstanding. These performance guarantees generally have terms of one year, although specific durations may vary by contract.

We enter into written agreements with customers that may include indemnification provisions requiring us to compensate the customer for financial losses resulting from certain acts or omissions. We seek to negotiate reasonable limitations and caps on such indemnification obligations. As of November 1, 2025, we were not aware of any material indemnification claims.

Note 9. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rates for the three and six months ended November 1, 2025 were 20.0 percent and 23.0 percent, respectively. The tax rates were primarily driven by permanent tax adjustments and the reversal of a valuation allowance in proportion to the increase in pre-tax income during the period. The effective tax rate for the three and six months ended October 26, 2024 of 15.0 percent and 35.2 percent, respectively, were driven by the impacts of the Convertible Note fair value adjustments.
We operate both domestically and internationally and, as of November 1, 2025, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of November 1, 2025, we had $558 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
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

We note that as of November 1, 2025, there were no material impacts to the Company’s financial statements. We will continue to evaluate the future tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.
Note 10. Fair Value Measurement
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of November 1, 2025 and April 26, 2025, classified by level within the fair value hierarchy based on the valuation techniques utilized to determine fair value.

There were no transfers between levels of the fair value hierarchy during the periods presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of November 1, 2025
Cash and cash equivalents	$149,604	$—	$—	$149,604
	$149,604	$—	$—	$149,604
Balance as of April 26, 2025
Cash and cash equivalents	$127,507	$—	$—	$127,507
	$127,507	$—	$—	$127,507

Note 11. Share Repurchase Program
On June 17, 2016, our Board of Directors (the “Board” or “Board of Directors”) authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40,000 of outstanding Common Stock. On March 4, 2025, the Board approved a $10,000 increase in the limit under the Repurchase Program from $40,000 to $50,000. On June 23, 2025, the Board approved an additional $10,000 increase from $50,000 to $60,000.
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
During the six months ended November 1, 2025, the Company repurchased 746 shares of Common Stock at a total cost of $12,215. As of November 1, 2025, $7,665 of the $60,000 authorized amount remained available for repurchase under the Repurchase Program.
For information on restrictions on the Company’s ability to repurchase shares under the Credit Agreement, please refer to “Note 7. Financing Agreement” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q. For additional information, see “Note 13. Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Note 12. Related Party Transactions
Daktronics Related Person Transaction Policy: The Board of Directors has adopted the Daktronics Related Person Transaction Policy, a written policy and procedures with respect to related party transactions (the “Policy”), which the Audit Committee of the Board (the "Audit Committee") oversees. Under the Policy, a “Related Person Transaction” is generally defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company was, is, or will be a participant; the amount involved exceeds $120; and any “Related Person” had, has, or will have a direct or indirect material interest. The Policy generally defines a "Related Person" as: a director, director nominee, or executive officer of the Company at any time during the last fiscal year; a beneficial owner of more than five percent of any class of our voting securities; or any immediate family member of any of the foregoing persons. Our Chief Financial Officer is responsible for overseeing the monitoring and identification of Related Person Transactions and the appropriate reporting of any potential Related Person Transactions to the Audit Committee. The Audit

Committee reviews and, if appropriate, approves Related Person Transactions, including certain transactions which are deemed to be pre-approved under the Policy. On an annual basis, the Audit Committee reviews any previously approved Related Person Transactions that are ongoing.
Transactions with Alta Fox Opportunities: As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Form 10-K, effective May 11, 2023, the Company entered into a Securities Purchase Agreement with Alta Fox Opportunities under which the Company sold and issued to Alta Fox Opportunities the Convertible Note in exchange for the payment by Alta Fox Opportunities to the Company of $25,000 (the "Securities Purchase Agreement"). As of November 1, 2025, no principal or interest remained outstanding under the Convertible Note. For additional information on the Convertible Note, see “Note 7. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Alta Fox Opportunities reported in Amendment No. 2 to the Schedule 13D filed with the SEC on May 15, 2023 (“Amendment No. 2”) that, as of May 11, 2023, Alta Fox Opportunities, together with the following affiliates and associates, beneficially owned 4,768 shares of Common Stock, representing 9.99 percent of Common Stock outstanding: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities; and P. Connor Haley, as the sole owner, member, and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC (collectively with Alta Fox Opportunities, “Alta Fox”). Accordingly, based on Amendment No. 2 and other publicly available information provided by Alta Fox Opportunities in its reports filed with the SEC as of May 11, 2023, Alta Fox was a “Related Person” of the Company under the Policy and the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. According to Amendment No. 4 to the Schedule 13D filed by Alta Fox on October 24, 2025 with the SEC, Alta Fox reported that it beneficially owned 4,431 shares of Common Stock on October 24, 2025, representing 9.10 percent of the outstanding shares of Common Stock.
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
Transactions with Reece A. Kurtenbach: Effective April 10, 2025, our former President and CEO and current Board member, Reece A. Kurtenbach, was appointed as Interim Chief Executive Officer of XDC, an entity in which the Company holds a 16.4 percent ownership interest and accounts for under the equity method of accounting. As previously disclosed in reports filed by the Company with the SEC, Reece A. Kurtenbach also served as a director and executive officer during the fiscal year ended April 26, 2025 and is the brother of Matthew J. Kurtenbach and Carla S. Gatzke, both of whom are executive officers of the Company. As a result of his appointment as Interim Chief Executive Officer of XDC and the foregoing relationships with the Company and its executive officers, Reece A. Kurtenbach is considered a Related Person under the Policy and a related party under ASC 850 - Related Party Disclosures. The Company continues to monitor the foregoing relationships with respect to Reece A. Kurtenbach to ensure appropriate governance and disclosure in accordance with applicable accounting standards and SEC rules.
Transactions with Milwaukee Bucks Inc.: In fiscal 2025, the Company entered into a change order to an existing agreement with Milwaukee Bucks Inc. The total value of the change order was $214. On April 29, 2025, the Company entered into a contract with Milwaukee Bucks Inc. The total value of the contract was $683. The terms of both of the above-referenced arrangements between the Company and Milwaukee Bucks Inc. were arm’s-length transactions made in the ordinary course of the Company’s business. Peter Feigin, a member of the Board, is the President of Milwaukee Bucks Inc.
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in the Affiliate Notes.

Note 13. Subsequent Events
New Credit Facility

On November 26, 2025, the Company entered into the New Credit Facility with the Administrative Agent, the Lenders (as defined in the New Credit Agreement), and the other Loan Parties (as defined in the New Credit Agreement) pursuant to the New Credit Agreement.

The New Credit Facility created pursuant to the New Credit Agreement is comprised of:

• a $60,000 revolving credit facility (the “Revolver”), maturing on November 26, 2028 (the “Maturity Date”); and

•an $11,500 term loan (the "New Term Loan"), amortizing in equal quarterly installments of $288, with the remaining principal due on the Maturity Date.

Under the New Credit Agreement, both the Revolver and the New Term Loan are guaranteed by the Loan Parties and secured by perfected, first priority liens on personal property of the Company and the other Loan Parties pursuant to the Pledge and Security Agreement executed between and among the Company, Daktronics Installation (collectively with the Company and any additional entities that may become parties thereto, the "Grantors"), and the Administrative Agent for the benefit of the secured parties thereto under the New Credit Agreement (the "New Security Agreement") and other Collateral Documents (as defined in the New Credit Agreement). The New Security Agreement, which replaced the prior Pledge and Security Agreement, establishes a security interest in substantially all of the personal property and assets of the Grantors and secures the prompt and complete payment and performance of the Grantors' obligations under the New Credit Agreement and related loan documents. In connection with the execution of the New Security Agreement, the Grantors also executed other Collateral Documents customary for transactions of this type, including intellectual property security agreements in order to facilitate recordation and perfection of the underlying intellectual property assets.

Each borrowing under the New Credit Facility will accrue interest at one of the following rates to be selected by the Company, in its discretion: (i) the Adjusted Term SOFR Rate (as defined in the New Credit Agreement) plus a 0.10% margin; (ii) the Adjusted Daily Simple SOFR (as defined in the New Credit Agreement) plus a 0.10% margin; or (iii) the CB Floating Rate (as defined in the New Credit Agreement) with a 0.00% margin. Amounts repaid under the New Term Loan may not be reborrowed.

Undrawn commitments under the Revolver accrue a commitment fee of 0.20% per year. Letters of Credit (as defined in the New Credit Agreement) issued under the Revolver accrue customary fees and generally must expire no later than five business days prior to the Maturity Date. The financial covenants under the New Credit Agreement include a maximum quarterly Total Leverage Ratio (as defined in the New Credit Agreement) of 3.00 to 1.00 and a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Agreement) of 1.25 to 1.00. There is a limited ability to exclude certain unfinanced capital expenditures from these calculations when specified liquidity thresholds are met. These covenants apply to borrowings under both the Revolver and the New Term Loan. Proceeds may be used for refinancing existing debt and for working capital and other general corporate purposes. The New Credit Agreement includes customary representations, covenants, and events of default, including limitations on incurring additional debt, liens, investments, asset sales, restricted payments, and affiliate transactions.

In connection with entering into the New Credit Agreement and the New Security Agreement, the Credit Agreement, the Pledge and Security Agreement, and other documents related to the Credit Facility were terminated, all outstanding payment obligations under the Credit Agreement were repaid in full, and all associated liens, including the mortgage recorded against the Company's Brookings, South Dakota real property, and other obligations of the Company under the Credit Facility were released, except for the following obligations, each of which will survive the termination of the Credit Agreement and related loan documents: (i) obligations specified in the Credit Agreement or related loan documents as surviving such agreement’s termination, such as indemnification and confidentiality; (ii) any Existing Letter of Credit (as defined in the New Credit Agreement), each of which constitutes a Letter of Credit (as defined in the New Credit Agreement); (iii) any filings made by the Administrative Agent with the United States Patent and Trademark Office with respect to security interests in intellectual property of the Loan Parties; or (iv) any UCC-1 Financing Statements previously filed by the Administrative Agent, as secured party, and any Loan Party as the debtor, regardless of whether any such UCC-1 Financing Statement was filed in connection with the Credit Agreement or any related loan documents. There were no material early termination penalties incurred by the Company as a result of the termination of the Credit Agreement.

Appointment of new CEO

On December 2, 2025, the Board approved the Company’s entry into a letter agreement with Ramesh Jayaraman (the “Letter Agreement”) and approved Mr. Jayaraman’s appointment as President and Chief Executive Officer of the Company, effective February 1, 2026 (the “Effective Date”), subject to Mr. Jayaraman’s continued employment through such date. Pursuant to the Letter Agreement, Mr. Jayaraman commenced full‑time employment with the Company on December 10, 2025 (the “Start Date”). In connection with the appointment, the Board also designated Mr. Jayaraman as an “executive officer” as defined in Rule 3b‑7 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as an “officer” for purposes of Section 16 of the Exchange Act, effective as of the Start Date. As set forth in the Letter Agreement, Mr. Jayaraman is expected to be appointed to the Board no later than the Effective Date, following and subject to completion of the Company’s customary onboarding procedures for Board members.

For further information about the Letter Agreement and Mr. Jayaraman’s appointment as President and CEO of the Company, please refer to the Current Report on Form 8-K filed by the Company with the SEC on December 3, 2025.

Share Repurchases

On December 9, 2025, our Board of Directors approved the repurchase of an additional $20,000 of the Company’s outstanding shares of common stock under the stock repurchase program for a maximum authorized value of $80,000. For additional information, see “Note 11. Share Repurchase Program” of the Notes to our Consolidated Financial Statements included in this Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the (i) financial condition of Daktronics, Inc. and its subsidiaries (the "Company", "Daktronics", "we", "our", or "us") during the period from the most recent fiscal year-end, April 26, 2025, to and including November 1, 2025; and (ii) results of operations of the Company during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "might," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts, orders, and capital investment projects, fluctuations in margins, interest rate risk, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, the imposition of tariffs, trade wars, the availability and costs of raw materials, components, and shipping services, geopolitical and governmental actions, including the U.S. federal government shutdown, expansion into new geographical markets, the Company’s recent leadership transition, transformation initiatives, future strategy, and the other risk factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2025 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC"), as well as other publicly available information about the Company.
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
The MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, the Form 10-K (including the information presented therein under "Item 1A. Risk Factors" of Part I), and other publicly available information about the Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended November 1, 2025 and October 26, 2024 unless otherwise stated.
Non-GAAP Financial Measures
Contribution margin, which is a financial measure that is not defined under accounting principles generally accepted in the United States (“GAAP”), is utilized by management to evaluate segment profitability and guide resource allocation decisions. It is defined as gross profit less selling expenses. Selling expenses primarily include personnel-related costs, travel and entertainment, marketing expenditures (such as showroom operations, product demonstrations, depreciation and maintenance, conventions, and trade shows), costs associated with customer relationship management and marketing systems, bad debt expense, third-party commissions, and other related expenses.

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
The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The six months ended November 1, 2025, and October 26, 2024, included 27 and 26 weeks of operations, respectively.
Known Trends and Uncertainties
During fiscal 2025, we embarked on our business transformation program, which is focused on driving sustainable growth, margin improvement, and enhanced returns on invested capital. The Company’s transformation roadmap, developed through rigorous analysis and planning, is designed to support ambitious sales and profitability targets. Strong order growth during the quarter reflects ongoing market adoption of digital display technologies and the strength of Daktronics’ integrated product and service offerings.
The business environment remains dynamic, with several external factors influencing customer demand and operational costs. Recent U.S. government actions have raised costs by imposing tariffs on electronic components, aluminum, and steel starting June 4, 2025. A 50% tariff on copper implemented by the U.S. went into effect on August 1, 2025, and was followed by increased reciprocal tariffs from foreign countries ranging from 15% to 40% on August 7, 2025. The removal of the de minimis exemption on August 29, 2025, which previously allowed low-value shipments to enter the country without paying duties or taxes and with minimal paperwork, has further increased logistics expenses. These tariffs may impact gross margins and could influence customer purchasing behavior, particularly for projects dependent on federal funding. In response, Daktronics is actively monitoring its pricing strategies and sourcing plans to mitigate these effects. However, the ultimate impact on demand remains uncertain.
The global market for digital display systems continues to expand, driven by investments in manufacturing capacity and advancements in display and control technologies. The industry is seeing increased adoption of surface mount and chip-on-board technologies, particularly for narrow pixel pitch (NPP) and micro-LED applications. Innovations in software, artificial intelligence, and professional services are enhancing content creation, user interfaces, monitoring, and security.

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

The Company continues to monitor and adjust its capacity and resource levels in response to market conditions. Daktronics is expanding the Company’s global manufacturing network into Mexico, as part of its broader three-year strategic plan for improving profitable growth and increasing the overall agility of the company’s production capacity. The new facility is expected to be in production by the end of fiscal 2026.
There may be periods where sales and expenses are not fully aligned, particularly as investments in transformation and corporate governance are made. These investments may affect near-term profitability but are intended to support long-term value creation.

Despite ongoing uncertainties related to tariffs, geopolitical developments, and federal funding priorities, Daktronics believes that the fundamental drivers of the audiovisual industry remain strong. Increased adoption of LED display systems across industries, combined with the Company’s ongoing development of new technologies, services, and sales channels, are expected to support long-term growth.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 1, 2025 AND OCTOBER 26, 2024
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

Orders and backlog are non-GAAP operating measures, and our methodology for determining these metrics may differ from that used by other companies. Management believes that order and backlog levels provide meaningful insight into our business activity, including fluctuations due to seasonality and the timing of large-scale projects. New orders during the period are used to assess market share and competitive performance, while backlog informs capacity and resource planning. Given that orders and backlog are operational measures and that the Company’s methodology for calculating them does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

The timing of order fulfillment is subject to customer schedules, supply chain conditions, and our production capacity. We believe order information is useful to investors as an indicator of future revenue and market positioning.
As of November 1, 2025, our product order backlog was $320.6 million, compared to $236.0 million as of October 26, 2024, and $341.6 million as of April 26, 2025. The increase in backlog year over year reflects a higher volume of order bookings, driven by continued market adoption and demand for digital display technologies.
We expect to fulfill the backlog as of November 1, 2025, within the next 24 months. However, fulfillment timing may be impacted by project delays due to customer site conditions, which are outside of our control.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended November 1, 2025 and October 26, 2024:

	November 1, 2025	% of Net sales (1)	October 26, 2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$229,253	100.0%	$208,331	100.0%	$20,922	10.0%
Cost of sales	167,428	73.0	152,468	73.2	14,960	9.8
Gross profit	61,825	27.0	55,863	26.8	5,962	10.7

Operating expenses:
Selling	16,056	7.0	14,704	7.1	1,352	9.2
General and administrative	13,762	6.0	15,550	7.5	(1,788)	(11.5)
Product design and development	10,444	4.6	9,839	4.7	605	6.1
Total operating expenses	40,262	17.6	40,093	19.2	169	0.4
Operating income	21,563	9.4	15,770	7.6	5,793	36.7

Nonoperating income (expense):
Interest income (expense), net	558	0.2	273	0.1	285	104.4
Change in fair value of convertible note	—	—	10,304	4.9	(10,304)	(100.0)
Other expense, net	(259)	(0.1)	(1,164)	(0.6)	905	(77.7)
Income before income taxes	21,862	9.5	25,183	12.1	(3,321)	(13.2)
Income tax expense	4,381	1.9	3,777	1.8	604	16.0
Net income	$17,481	7.6%	$21,406	10.3%	$(3,925)	(18.3)%

Diluted earnings per share	$0.35		$0.22		$0.13	59.1%
Diluted weighted average shares outstanding	49,391		51,715		$(2,324)	(4.5)%

Orders	$199,135		$177,590		$21,545	12.1%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The sales increase in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 was the result of higher volumes in the Commercial, Live Events, and International business units, partially offset by decreased sales in the High School Park and Recreation business unit. Sales in our Transportation business unit were relatively flat. The amount of recognized revenue associated with performance obligations satisfied in prior years during the three months ended November 1, 2025 and October 26, 2024 was immaterial.
Order volume increased in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to order growth in the Live Events, Transportation, and International business units, partially offset by lower order volume in the Spectaculars niche of the Commercial business unit. Live Events had large order bookings related to three Major League Baseball stadiums and three Major League Soccer arena. Transportation has seen order growth in airports and Intelligent Transportation Systems (“ITS”). International continued to grow primarily due to orders in the Middle East and

Europe. Order bookings in the High School Park and Recreation business unit remained relatively flat. Large project bookings can cause comparability differences to the seasonally lower quarters.
Gross profit as a percentage of net sales increased slightly to 27.0 percent for the second quarter of fiscal 2026 as compared to 26.8 percent for the same period a year ago. The increase was driven by a combination of strategic pricing and operational efficiencies. Total warranty expense as a percentage of sales decreased slightly to 1.6 percent for the second quarter of fiscal 2026 as compared to 1.7 percent for the same period a year ago.
Selling expenses increased in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to the increases in personnel related wages and benefits.
General and administrative expenses decreased in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to one-time professional fees expenses in fiscal 2025. The current period expenses are mostly in line with normal operating levels. During the second quarter of fiscal 2025, the Company incurred $3.3 million of consultant related expenses associated with the strategic and digital transformation initiatives.
Product design and development expenses increased in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to higher staffing costs and investments in advanced technologies and engineering services.
Interest income (expense), net in the second quarter of fiscal 2026 increased compared to the same period one year ago primarily due to higher cash levels invested in interest-bearing accounts. During the second quarter of fiscal 2025, the interest expense included interest on the convertible note, which was settled during fiscal 2025.
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
Other expense, net decreased in the second quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to losses recorded for equity method affiliates and foreign currency volatility.
Income tax expense: For the three months ended November 1, 2025, our effective tax rate was 20.0 percent compared to 15.0 percent for the three months ended October 26, 2024. The lower tax rate in the second quarter of fiscal 2025 is due to the reduction of the Convertible Note fair value adjustment to expense in proportion to the period’s increase in pre-tax income, whereas there are no fair value adjustments applicable in the second quarter of fiscal 2026.
Net income: For the three months ended November 1, 2025, our earnings per diluted share was $0.35 compared to $0.22 in the same period last year.

Reportable Segment Performance Summary
The following table presents financial performance information for our reportable segments for the three months ended November 1, 2025 and October 26, 2024, including a reconciliation of contribution margin, a non-GAAP measure, to GAAP operating income, which is the most directly comparable GAAP measure to contribution margin:

	Three Months Ended November 1, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$50,752		$81,481		$45,967		$21,274		$29,779		$229,253
Cost of sales	37,432	73.8%	61,717	75.7%	31,880	69.4%	14,711	69.2%	21,688	72.8%	167,428	73.0%
Gross profit	13,320	26.2	19,764	24.3	14,087	30.6	6,563	30.8	8,091	27.2	61,825	27.0
Selling	4,450	8.8	2,837	3.5	4,049	8.8	1,602	7.5	3,118	10.5	16,056	7.0
Contribution margin	8,870	17.5	16,927	20.8	10,038	21.8	4,961	23.3	4,973	16.7	45,769	20.0
General and administrative	—	—	—	—	—	—	—	—	—	—	13,762	6.0
Product design and development	—	—	—	—	—	—	—	—	—	—	10,444	4.6
Operating income	$8,870	17.5%	$16,927	20.8%	$10,038	21.8%	$4,961	23.3%	$4,973	16.7%	$21,563	9.4%

Orders	$42,281		$89,228		$35,678		$14,076		$17,872		$199,135

	Three Months Ended October 26, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$43,439		$77,207		$48,071		$21,478		$18,136		$208,331
Cost of sales	32,301	74.4%	62,237	80.6%	30,267	63.0%	12,806	59.6%	14,857	81.9%	152,468	73.2%
Gross profit	11,138	25.6	14,970	19.4	17,804	37.0	8,672	40.4	3,279	18.1	55,863	26.8
Selling	4,554	10.5	2,293	3.0	4,001	8.3	1,402	6.5	2,454	13.5	14,704	7.1
Contribution margin	6,584	15.2	12,677	16.4	13,803	28.7	7,270	33.8	825	4.5	41,159	19.8
General and administrative	—	—	—	—	—	—	—	—	—	—	15,550	7.5
Product design and development	—	—	—	—	—	—	—	—	—	—	9,839	4.7
Operating income	$6,584	15.2%	$12,677	16.4%	$13,803	28.7%	$7,270	33.8%	$825	4.5%	$15,770	7.6%

Orders	$44,548		$70,524		$35,838		$12,222		$14,458		$177,590

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$7,313	16.8%	$4,274	5.5%	$(2,104)	(4.4)%	$(204)	(0.9)%	$11,643	64.2%	$20,922	10.0%
Cost of sales	5,131	15.9	(520)	(0.8)	1,613	5.3	1,905	14.9	6,831	46.0	14,960	9.8
Gross profit	2,182	19.6	4,794	32.0	(3,717)	(20.9)	(2,109)	(24.3)	4,812	146.8	5,962	10.7
Selling	(104)	(2.3)	544	23.7	48	1.2	200	14.3	664	27.1	1,352	9.2
Contribution	2,286	34.7	4,250	33.5	(3,765)	(27.3)	(2,309)	(31.8)	4,148	502.8	4,610	11.2
General and administrative	—	—	—	—	—	—	—	—	—	—	(1,788)	(11.5)
Product design and development	—	—	—	—	—	—	—	—	—	—	605	6.1
Operating income	$2,286	34.7%	$4,250	33.5%	$(3,765)	(27.3)%	$(2,309)	(31.8)%	$4,148	502.8%	$5,793	36.7%

Orders	$(2,267)	(5.1)%	$18,704	26.5%	$(160)	(0.4)%	$1,854	15.2%	$3,414	23.6%	$21,545	12.1%
(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
During the second quarter of fiscal 2026, total net sales and gross profit as a percentage of net sales increased, reflecting the cumulative impact of the following factors:

Commercial: The increase in net sales in the second quarter of fiscal 2026 compared to the same period one year ago was primarily driven by fulfilling orders in our On-Premise digital signage and Out-of-Home digital billboards niche, partially offset by a decrease in Spectacular LED video display projects. Gross profit as a percentage of sales increased due to a shift in mix to products with higher margins and higher sales volume over a relatively fixed cost structure. Selling expense remained relatively flat. The decrease in order bookings was primarily driven by delayed commitments from Spectaculars customers due to a competitive market.
Live Events: The increase in net sales in the second quarter of fiscal 2026 was due to the fulfillment of large project orders. The increase in gross profit as a percentage of sales in the quarter is attributable to higher sales volume over a relatively fixed cost structure. Selling expense increased slightly due to personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of large project booking impacts and seasonal sports impacts. During the second quarter of fiscal 2026, orders increased due to a mix of large project wins, including professional sports stadiums, and mid-sized project upgrades.
High School Park and Recreation: Sales decreased during the second quarter of fiscal 2026 compared to the same period one year ago due to timing for when customers take delivery of video projects, which are larger in dollar amount. Gross profit as a percentage of sales was also impacted by the lower mix of video projects shipping as they are higher margin business, and margins decreased due to a lower sales volume over steady fixed costs. Selling expenses remained relatively flat. Order bookings remained relatively flat.
Transportation: Sales remained relatively flat during the second quarter of fiscal 2026 compared to the same period one year ago. Gross profit as a percentage of sales decreased due to a shift in project mix toward smaller projects, added tariff expenses, and competitive pricing pressure, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses increased slightly due to personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increased compared to the prior year, reflecting growth in airports and ITS.
International: The increase in net sales in the second quarter of fiscal 2026 was primarily driven by higher backlog and higher orders. Gross profit as a percentage of sales increased as a result of a higher sales volume. Selling expense increased in the second quarter of fiscal 2026 compared to the same period in the prior year, primarily driven by personnel related wages and benefit costs for investments in staffing to support future growth. The increase in order bookings is primarily driven by successful bookings in the Middle East due to a large stadium project and the continued execution of global expansion strategies.

RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 1, 2025 AND OCTOBER 26, 2024
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the six months ended November 1, 2025 and October 26, 2024:

	November 1, 2025	% of Net sales (1)	October 26, 2024	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$448,225	100.0%	$434,419	100.0%	$13,806	3.2%
Cost of sales	321,328	71.7	318,858	73.4	2,470	0.8
Gross profit	126,897	28.3	115,561	26.6	11,336	9.8

Operating expenses:
Selling	32,890	7.3	30,340	7.0	2,550	8.4
General and administrative	28,057	6.3	27,273	6.3	784	2.9
Product design and development	21,115	4.7	19,462	4.5	1,653	8.5
Total operating expenses	82,062	18.3	77,075	17.7	4,987	6.5
Operating income	44,835	10.0	38,486	8.9	6,349	16.5

Nonoperating income (expense):
Interest income (expense), net	1,451	0.3	202	—	1,249	618.3
Change in fair value of convertible note	—	—	(11,286)	(2.6)	11,286	(100.0)
Other expense, net	(2,201)	(0.5)	(1,999)	(0.5)	(202)	10.1
Income before income taxes	44,085	9.8	25,403	5.8	18,682	73.5
Income tax expense	10,134	2.3	8,943	2.1	1,191	13.3
Net income	$33,951	7.6%	$16,460	3.8%	$17,491	106.3%

Diluted earnings per share	$0.68		$0.35		$0.33	94.3%
Diluted weighted average shares outstanding	49,608		47,507		$2,101	4.4%

Orders	$437,678		$353,760		$83,918	23.7%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of the first six months of fiscal 2026 including 27 weeks compared to the more common 26 weeks. The first quarter of fiscal 2026 contained 14 weeks.
Net Sales: The sales increase in the first six months of fiscal 2026 compared to the same period in fiscal 2025 was the result primarily of higher volumes in the Commercial, High School Park and Recreation, and International business units, partially offset by decreased sales in the Live Events and Transportation business units. The amount of recognized revenue associated with performance obligations satisfied in prior years during the six months ended November 1, 2025 and October 26, 2024 was immaterial.

Order volume increased in the first six months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to order growth in the Live Events, High School Park and Recreation, and International business units, partially offset by lower order volume in the Commercial business unit. Live Events had large order bookings related to multiple Major League Baseball stadiums, one National Hockey League arena, three Major League Soccer stadiums, and various professional sports stadium upgrades. High School Park and Recreation has seen continued adoption of video in schools. International continued to grow primarily due to orders in the Middle East, Australia, and Europe. Order bookings in the Transportation business unit remained relatively flat.
Gross profit as a percentage of net sales increased to 28.3 percent for the first six months of fiscal 2026 as compared to 26.6 percent for the same period a year ago. The increase was driven by a combination of strategic pricing, operational efficiencies, and favorable project mix across business units. Total warranty expense as a percentage of sales decreased to 1.4 percent for the first six months of fiscal 2026 as compared to 1.9 percent for the same period from a year ago primarily driven by lower significant and unusual warranty costs.
Selling expenses increased in the first six months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to the increases in personnel related wages and benefits and increased staffing levels to support future growth.
General and administrative expenses increased in the first six months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to personnel related wages and benefits, and increased expenses for technology resources for our digital transformation strategies. During the first six months of fiscal 2025, the Company incurred $4.3 million of consultant related expenses associated with the strategic and digital transformation initiatives.
Product design and development expenses increased in the first six months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to higher staffing costs and investments in advanced technologies and engineering services.
Interest income (expense), net in the first six months of fiscal 2026 increased compared to the same period one year ago primarily due to higher cash levels invested in interest-bearing accounts. During the first six months of fiscal 2025, the interest expense included interest on the Convertible Note, which was settled during fiscal 2025.
Change in fair value of Convertible Note results from accounting for the Convertible Note. The fair value change was primarily caused by the forced conversion of the entire Convertible Note in the third and fourth quarters of fiscal 2025. All amounts due under the Convertible Note were settled in fiscal 2025.
Other expense, net remained relatively flat in the first six months of fiscal 2026 compared to the same period in fiscal 2025.
Income tax expense: For the six months ended November 1, 2025, our effective tax rate was 23.0 percent compared to an effective tax rate of 35.2 percent for the six months ended October 26, 2024. The higher tax rate in the first six months of fiscal 2025 was primarily due to the impact of the fair value adjustment to the Convertible Note in proportion to the pre-tax income, whereas the tax rate for the first six months of fiscal 2026 is lower due to having no further impacts of fair value adjustments on Convertible Note.
Net income: For the six months ended November 1, 2025, our earnings per diluted share was $0.68 compared to $0.35 in the same period last year.

Reportable Segment Performance Summary
The following table presents financial performance information for our reportable segments, including a reconciliation of contribution margin, a non-GAAP measure, to GAAP operating income for the six months ended November 1, 2025 and October 26, 2024:

	Six Months Ended November 1, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$96,919		$161,281		$105,314		$37,849		$46,862		$448,225
Cost of sales	69,949	72.2%	121,331	75.2%	69,286	65.8%	26,130	69.0%	34,632	73.9%	321,328	71.7%
Gross profit	26,970	27.8	39,950	24.8	36,028	34.2	11,719	31.0	12,230	26.1	126,897	28.3
Selling	9,188	9.5	6,045	3.7	8,678	8.2	3,195	8.4	5,784	12.3	32,890	7.3
Contribution margin	17,782	18.3	33,905	21.0	27,350	26.0	8,524	22.5	6,446	13.8	94,007	21.0
General and administrative	—	—	—	—	—	—	—	—	—	—	28,057	6.3
Product design and development	—	—	—	—	—	—	—	—	—	—	21,115	4.7
Operating income	$17,782	18.3%	$33,905	21.0%	$27,350	26.0%	$8,524	22.5%	$6,446	13.8%	$44,835	10.0%

Orders	$86,504		$181,447		$98,932		$35,985		$34,810		$437,678

	Six Months Ended October 26, 2024
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$77,638		$185,815		$96,077		$43,968		$30,921		$434,419
Cost of sales	58,905	75.9%	144,817	77.9%	60,957	63.4%	27,547	62.7%	26,632	86.1%	318,858	73.4%
Gross profit	18,733	24.1	40,998	22.1	35,120	36.6	16,421	37.3	4,289	13.9	115,561	26.6
Selling	8,938	11.5	5,181	2.8	8,087	8.4	2,801	6.4	5,333	17.2	30,340	7.0
Contribution margin	9,795	12.6	35,817	19.3	27,033	28.1	13,620	31.0	(1,044)	(3.4)	85,221	19.6
General and administrative	—	—	—	—	—	—	—	—	—	—	27,273	6.3
Product design and development	—	—	—	—	—	—	—	—	—	—	19,462	4.5
Operating income (loss)	$9,795	12.6%	$35,817	19.3%	$27,033	28.1%	$13,620	31.0%	$(1,044)	(3.4)%	$38,486	8.9%

Orders	$86,670		$121,423		$82,285		$34,981		$28,401		$353,760

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$19,281	24.8%	$(24,534)	(13.2)%	$9,237	9.6%	$(6,119)	(13.9)%	$15,941	51.6%	$13,806	3.2%
Cost of sales	11,044	18.7	(23,486)	(16.2)	8,329	13.7	(1,417)	(5.1)	8,000	30.0	2,470	0.8
Gross profit	8,237	44.0	(1,048)	(2.6)	908	2.6	(4,702)	(28.6)	7,941	185.1	11,336	9.8
Selling	250	2.8	864	16.7	591	7.3	394	14.1	451	8.5	2,550	8.4
Contribution margin	7,987	81.5	(1,912)	(5.3)	317	1.2	(5,096)	(37.4)	7,490	(717.4)	8,786	10.3
General and administrative	—	—	—	—	—	—	—	—	—	—	784	2.9
Product design and development	—	—	—	—	—	—	—	—	—	—	1,653	8.5
Operating income (loss)	$7,987	81.5%	$(1,912)	(5.3)%	$317	1.2%	$(5,096)	(37.4)%	$7,490	(717.4)%	$6,349	16.5%

Orders	$(166)	(0.2)%	$60,024	49.4%	$16,647	20.2%	$1,004	2.9%	$6,409	22.6%	$83,918	23.7%

(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
During the first six months of fiscal 2026, total net sales and gross profit as a percentage of net sales increased, reflecting the cumulative impact of the following factors:
Commercial: The increase in net sales in the first six months of fiscal 2026 compared to the same period one year ago was primarily driven by fulfilling orders in all niches, including On-Premise digital signage, Out-of-Home digital billboards, and Spectacular LED video display projects. Gross profit as a percentage of sales increased due to a shift in mix to products with higher margins and higher sales volume over a relatively fixed cost structure. Selling expense remained relatively flat. The decrease in order bookings was primarily driven by delayed commitments from Spectaculars customers due to a competitive market.
Live Events: The decrease in net sales in the first six months of fiscal 2026 was primarily due to the absence of the fulfillment of a large project seen in the first quarter of fiscal 2026, which we had in the first quarter of fiscal 2025. Additionally, the decrease is driven by order volume declines and the differences in expected timing to fulfill current backlog compared to last year's scheduling. Selling expense increased slightly due to personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of large project booking impacts and seasonal sports impacts. During the first quarter of fiscal 2026, orders increased due to a mix of large project wins, including professional sports stadiums and arenas, and mid-sized project upgrades.
High School Park and Recreation: Sales increased during the first six months of fiscal 2026 compared to the same period one year ago, primarily driven by stronger demand for video display systems and continued momentum in school and community markets. Gross profit as a percentage of sales increased due to more cost-effective video offerings and efficient use of manufacturing expenses. Selling expenses increased slightly due to personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increased due to stronger demand for video display systems across school and community markets, supported by simplified offerings, expanded sales channels, and growing interest in interactive content solutions.
Transportation: Sales decreased during the first six months of fiscal 2026 compared to the same period one year ago, primarily due to lower order bookings which reduced the level of backlog available to build. Gross profit as a percentage of sales decreased due to a shift in project mix to smaller projects with tighter margins and added tariff expense, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses increased due to personnel related wages and benefits costs for investments in staffing to support future growth. Order bookings remained relatively flat during the first six months of fiscal 2026 compared to the same period one year ago.
International: The increase in net sales in the first six months of fiscal 2026 was primarily driven by higher backlog and higher orders. Gross profit as a percentage of sales increased as a result of a higher sales volume. Selling expenses remained relatively flat. The increase in order bookings is primarily driven by successful bookings in the Middle East due to a large stadium project and the continued execution of global expansion strategies.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	November 1, 2025	October 26, 2024	Dollar Change
Net cash provided by (used in):
Operating activities	$42,604	$62,820	$(20,216)
Investing activities	(9,459)	(12,383)	2,924
Financing activities	(11,236)	2,033	(13,269)
Effect of exchange rate changes on cash	188	204	(16)
Net increase in cash, cash equivalents and restricted cash	$22,097	$52,674	$(30,577)
Net cash provided by operating activities: The $42.6 million of cash provided by operating activities during the first six months of fiscal 2026 decreased from the $62.8 million in the same period of fiscal 2025. This decrease was primarily driven by a large increase in accounts receivable, which used $37.0 million of cash in fiscal 2026 compared to a $6.1 million source of cash in fiscal 2025. Inventory reductions and improved contract asset positions partially offset this impact, while non-cash adjustments such as depreciation, amortization, and stock-based compensation remained relatively consistent year-over-year. Changes in operating assets and liabilities used $5.2 million of cash in fiscal 2026, compared to a $22.6 million source of cash in fiscal 2025, mainly due to the shift in accounts receivable and lower inventory reductions.
The changes in net operating assets and liabilities for the six months ended November 1, 2025 and October 26, 2024 consisted of the following:

	Six Months Ended
	November 1, 2025	October 26, 2024
(Increase) decrease:
Accounts receivable	$(37,043)	$6,123
Long-term receivables	(2,488)	(2,909)
Inventories	5,031	16,617
Contract assets	6,617	10,901
Prepaid expenses and other current assets	(3,142)	(632)
Income tax receivables	2,806	306
Investment in affiliates and other assets	(4,585)	(876)
Increase (decrease):
Accounts payable	21,487	(3,853)
Contract liabilities	984	(1,106)
Accrued expenses	1,920	1,659
Warranty obligations	(302)	(1,207)
Long-term warranty obligations	1,527	1,666
Income taxes payable	3,740	(4,285)
Long-term marketing obligations and other payables	(1,799)	173
	$(5,247)	$22,577
Net cash used in investing activities: During the first six months of fiscal 2026, net cash used in investing activities totaled $9.5 million, primarily driven by $6.8 million in purchases of property and equipment and $3.0 million in net loans to affiliates. In comparison, the same period in fiscal 2025 saw $10.5 million in property and equipment purchases and $2.0 million in affiliate investments. Proceeds from the sale of property and equipment were $0.3 million in fiscal 2026 compared to $0.1 million in fiscal 2025.
Net cash (used in) provided by financing activities: In the first six months of fiscal 2026, financing activities resulted in a net cash outflow of $11.2 million, which included $12.2 million for repurchased shares, $0.9 million in payments on notes payable, and $0.6 million in tax payments related to RSU issuances. These were partially offset by $1.2 million in proceeds from stock option exercises and $1.4 million in borrowings on notes payable. In comparison, the first quarter of fiscal 2025 reflected a net inflow of $2.0 million, primarily driven by $4.2 million in proceeds from the exercise of stock options. These inflows were partially offset by $1.4 million in payments on notes payable and principal payments on long-term obligations.
Debt and Cash
On May 11, 2023, the Company entered into a $75.0 million senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of May 11, 2023 (as amended, restated, modified, or supplemented from time to time, the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders (as defined in the Credit Agreement), and the other Loan Parties (as defined in the Credit Agreement). The Credit Facility consisted of a $60.0 million asset-based revolving credit facility, maturing on May 11, 2026 (the “ABL”), and the $15.0 million delayed draw term loan (the “Delayed Draw Loan”), which are secured by a first-priority mortgage (the “Mortgage”) on the Company’s real estate located in Brookings, South Dakota and a first-priority lien on the Company’s assets pursuant to a Pledge and Security Agreement dated as of May 11, 2023 (the “Pledge and Security agreement”) between and among the Company, Daktronics Installation, Inc., and the Administrative Agent.

The ABL and the Delayed Draw Loan were subject to the Credit Agreement. The Credit Agreement also permitted the Company to secure Letters of Credit (as defined in the Credit Agreement) with terms that expire after the Credit Agreement’s scheduled maturity day of May 11, 2026 under certain conditions. The Credit Agreement, the Mortgage, and the Pledge and Security Agreement contained customary covenants and conditions, including covenants to maintain a fixed charge coverage ratio, which restricted our ability to pay dividends and make stock repurchases. These restrictions did not have a material impact on our ability to make stock repurchases during the quarter ended November 1, 2025. The Credit Facility and the Credit Agreement were in effect throughout the periods covered by this Quarterly Report on Form 10-Q, including the quarter ended November 1, 2025, and were superseded and replaced by the New Credit Facility and the New Credit Agreement (as each such term is defined herein).
As of November 1, 2025, we had no borrowings against the ABL and $41.7 million of borrowing capacity on the ABL after $3.2 million used to secure Letters of Credit outstanding. No borrowings were made under the ABL during the period ended November 1, 2025. As of November 1, 2025, we had an outstanding principal balance of $11.5 million on the Delayed Draw Loan.
As of November 1, 2025, we had $149.6 million in cash and cash equivalents. We believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under the Credit Facility, will be sufficient to fund our working capital, capital expenditures, debt service, stock repurchases, and other financial requirements for at least the next 12 months.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
Our primary sources of cash and sources of funds for our operations are cash flows from operations, current cash and cash equivalents, investments in our affiliates, and borrowings under the Credit Facility. We were in compliance with all debt covenants under the Credit Agreement as of November 1, 2025.
On November 26, 2025, we entered into a new $71.5 million senior credit facility (the “New Credit Facility”) pursuant to a Credit Agreement (the “New Credit Agreement”), between and among the Company, the Administrative Agent, the Lenders (as defined in the New Credit Agreement), and the other Loan Parties (as defined in the New Credit Agreement). The New Credit Facility consists of a cash flow-backed revolving line of credit and a term loan that is not collateralized by real estate. We believe that the New Credit Agreement will enhance financial flexibility in managing its operations and capital structure. We were in compliance with all debt covenants under the New Credit Agreement as of the date of filing this Quarterly Report on Form 10-Q, and we expect to remain in compliance with those covenants for at least the next 12 months. See “Note 13. Subsequent Events” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the debt obligations under the New Credit Agreement. For additional information on financing agreements, see “Note 7. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Working Capital
Working capital was $237.6 million as of November 1, 2025, and $209.4 million as of April 26, 2025, reflecting a $28.1 million increase over the quarter. This change was primarily impacted by fluctuations in key components such as an increase in cash and cash equivalents by $22.1 million, accounts receivable by $36.6 million, and accounts payable by $14.4 million. Inventory decreased by $4.7 million and contract assets decreased by $6.6 million.

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

As of November 1, 2025, the Company had $5.7 million in retainage on long-term contracts included in receivables and contract assets, which is expected to be collected within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy prioritizes funding operations and growth investments, maintaining prudent liquidity and leverage ratios that reflect the cyclical nature of our business, reducing debt, and returning excess cash to stockholders through dividends and share repurchases. During the first six months of fiscal 2026 and fiscal 2025, we repurchased shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), but did not issue dividends.
Our strategies for business growth and profitability improvement rely on capital expenditures and strategic investments. We project total capital expenditures of approximately $17.9 million for fiscal 2026. These expenditures will support the acquisition of manufacturing equipment for new or enhanced product lines, expanded production capacity, and increased process automation. Additional investments will target quality and reliability testing equipment, demonstration and showroom assets, and continued upgrades to our information infrastructure.

Beyond capital expenditures, we plan to invest in general and administrative functions to support our digital transformation initiatives. These include modernizing field service automation systems, enhancing enterprise performance planning, and streamlining quoting and sales processes. We also evaluate strategic investments in new technologies, affiliates, or potential acquisitions aligned with our business strategy. For fiscal 2026, future investments in our current affiliates are being reviewed on a quarterly basis by our Board of Directors (the “Board”).
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of November 1, 2025, we had $64.1 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
During the first six months of fiscal 2026, there were no material changes in our contractual obligations. See the Form 10-K for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the Form 10-K. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes to the significant accounting policies and critical accounting estimates identified in the Form 10-K during the first six months of fiscal 2026.
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
There have been no material changes in our exposure to the market risks identified in the Form 10-K during the first six months of fiscal 2026.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We performed an evaluation under the supervision and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2025. Based upon that evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that as of November 1, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the Interim Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Interim Chief Executive Officer and Acting Chief Financial Officer believe the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 1, 2025. As a result of such evaluation, management of the Company concluded that, during the quarter ended November 1, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
On June 17, 2016, the Board authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding Common Stock. On March 4, 2025, the Board approved a $10.0 million increase in the limit under the Repurchase Program from $40.0 million to $50.0 million. On June 23, 2025, the Board approved an additional $10.0 million increase from $50.0 million to $60.0 million.

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

During the six months ended November 1, 2025, the Company repurchased 0.7 million shares of Common Stock at a total cost of $12.2 million. As of November 1, 2025, $7.7 million of the $60.0 million authorized amount remained available for repurchase under the Repurchase Program.

The following table summarizes the Company’s repurchases of Common Stock during the second quarter of fiscal 2026.

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
August 3, 2025 - August 30, 2025	94,402	$15.98	94,402	$7,720,809
August 31, 2025 - September 27, 2025	—	—	—	$7,720,809
September 28, 2025 - November 1, 2025	3,000	$18.53	3,000	$7,665,219
Total	97,402		97,402
(1) The share repurchases described in the above table were made pursuant to the Repurchase Program authorized by the Board on June 17, 2016, as amended by the Board on March 4, 2025 and June 23, 2025.
Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our Common Stock under our Repurchase Program and, therefore, are excluded from the table above.
See “Note 7. Financing Agreements” and “Note 13. Subsequent Events” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about the Repurchase program, including, but not limited to, restrictions on our ability to repurchase shares of Common Stock under the Credit Facility and the New Credit Facility.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
10b5-1 Trading Arrangements
During the three months ended November 1, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act.

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

3.1	Certificate of Incorporation of Daktronics, Inc., dated as of April 17, 2025 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).
3.2
Bylaws of Daktronics, Inc., a Delaware Business Corporation Incorporated Under Delaware Law, dated as of April 17, 2025 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on April 18, 2025).

10.1
Consent and Amendment No. 5 to Credit Agreement effective as of December 1, 2024 by and among Daktronics, Inc., the Lenders party to the Credit Agreement, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2025).

10.2	Daktronics Inc. 2025 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 14, 2025).(3)
10.3	Form of Restricted Stock Award Agreement under the 2025 Plan.(1)(3)
10.4	Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2025 Plan.(1)(3)
10.5	Form of Incentive Stock Option Terms and Conditions under the 2025 Plan.(1)(3)
10.6	Form of Restricted Stock Unit Notice and Agreement under the 2025 Plan.(1)(3)
10.7	Form of Performance Stock Unit Notice and Agreement under the 2025 Plan.(1)(3)
10.8
First Amendment to Cooperation Agreement, dated as of October 24, 2025, by and between Daktronics, Inc. and Alta Fox Capital Management, LLC, Alta Fox Opportunities Fund, LP, Alta Fox GenPar, LP, Alta Fox Equity, LLC and P. Connor Haley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).

10.9
First Amendment to Consulting Agreement, dated as of October 30, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).(3)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Date: December 10, 2025