Form 10-Q
period 2026-01-31
DAKTRONICS INC /SD/
filed 2026-03-04
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of February 23, 2026 was 48,298,110.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended January 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (unaudited)

	January 31, 2026	April 26, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,424	$127,507
Accounts receivable, net	114,326	92,762
Inventories	103,596	105,839
Contract assets	48,314	41,169
Current maturities of long-term receivables	3,599	2,437
Prepaid expenses and other current assets	10,929	8,520
Income tax receivables	608	3,217
Total current assets	425,796	381,451

Property and equipment, net	64,208	73,884
Long-term receivables, less current maturities	1,862	1,030
Goodwill	3,710	3,188
Intangibles, net	3,371	568
Debt issuance costs, net	—	1,289
Right of use, investment in affiliates, and other assets	17,077	9,378
Deferred income taxes	30,352	32,104
TOTAL ASSETS	$546,376	$502,892

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data) (unaudited)

	January 31, 2026	April 26, 2025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,150	$1,500
Accounts payable	63,571	46,669
Contract liabilities	65,847	69,050
Accrued expenses	45,790	41,705
Warranty obligations	12,514	12,706
Income taxes payable	2,684	375
Total current liabilities	191,556	172,005

Long-term warranty obligations	24,884	23,124
Long-term contract liabilities	19,985	18,421
Other long-term obligations	6,224	6,839
Long-term debt, net	9,902	10,487
Deferred income taxes	87	85
Total long-term liabilities	61,082	58,956

STOCKHOLDERS' EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,565 and 53,030 shares issued as of January 31, 2026 and April 26, 2025, respectively	—	—
Additional paid-in capital	195,552	189,940
Retained earnings	164,871	127,910
Treasury stock, at cost, 5,272 and 3,979 shares as of January 31, 2026 and April 26, 2025, respectively	(62,536)	(39,759)
Accumulated other comprehensive loss	(4,149)	(6,160)
TOTAL STOCKHOLDERS' EQUITY	293,738	271,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$546,376	$502,892

See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net sales	$181,871	$149,507	$630,096	$583,926
Cost of sales	138,242	112,726	459,570	431,584
Gross profit	43,629	36,781	170,526	152,342

Operating expenses:
Selling	15,335	14,471	48,225	44,811
General and administrative	15,844	16,498	43,901	43,771
Product design and development	10,528	9,440	31,643	28,902
	41,707	40,409	123,769	117,484
Operating income (loss)	1,922	(3,628)	46,757	34,858

Nonoperating income (expense):
Interest income (expense), net	1,072	508	2,523	710
Change in fair value of convertible note	—	(14,083)	—	(25,369)
Other income (expense), net	518	(613)	(1,683)	(2,612)

Income (loss) before income taxes	3,512	(17,816)	47,597	7,587
Income tax expense (benefit)	502	(660)	10,636	8,283
Net income (loss)	$3,010	$(17,156)	$36,961	$(696)

Weighted average shares outstanding:
Basic	48,489	47,764	48,696	46,944
Diluted	49,257	47,764	49,528	46,944

Earnings per share:
Basic	$0.06	$(0.36)	$0.76	$(0.01)
Diluted	$0.06	$(0.36)	$0.75	$(0.01)
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025

Net income (loss)	$3,010	$(17,156)	$36,961	$(696)

Other comprehensive income (loss):
Cumulative translation adjustments	1,392	(1,320)	2,001	(878)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(9)	10	11
Total other comprehensive income (loss), net of tax	1,392	(1,329)	2,011	(867)
Comprehensive income (loss)	$4,402	$(18,485)	$38,972	$(1,563)
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 26, 2025	53,030	$—	$189,940	$127,910	(3,979)	$(39,759)	$(6,160)	$271,931
Net income	—	—	—	16,470	—	—	—	16,470
Cumulative translation adjustments	—	—	—	—	—	—	279	279
Share-based compensation	—	—	947	—	—	—	—	947
Exercise of stock options	18	—	128	—	—	—	—	128
Employee savings plan activity	60	—	648	—	—	—	—	648
Treasury stock purchased	—	$—	$—	$—	(648)	(10,652)	$—	(10,652)
Balance as of August 2, 2025	53,108	$—	$191,663	$144,380	(4,627)	$(50,411)	$(5,881)	$279,751
Net income	—	—	—	17,481	—	—	—	17,481
Cumulative translation adjustments	—	—	—	—	—	—	330	330
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	10	10
Share-based compensation	—	—	1,011	—	—	—	—	1,011
Common stock issued upon vesting of Restricted Stock Units	168	—	—	—	—	—	—	—
Exercise of stock options	160	—	1,039	—	—	—	—	1,039
Shares withheld for taxes on Restricted Stock Unit issuances	(36)	—	(607)	—	—	—	—	(607)
Treasury stock purchase	—	—	—	—	(97)	(1,564)	—	(1,564)
Balance as of November 1, 2025	53,400	$—	$193,106	$161,861	(4,724)	$(51,975)	$(5,541)	$297,451
Net income	—	—	—	3,010	—	—	—	3,010
Cumulative translation adjustments	—	—	—	—	—	—	1,392	1,392
Share-based compensation	—	—	1,687	—	—	—	—	1,687
Exercise of stock options	55	—	329	—	—	—	—	329
Common stock issued upon vesting of Restricted Stock Units	42	—	—	—	—	—	—	—
Employee savings plan activity	68	—	734	—	—	—	—	734
Treasury stock purchase	—	—	—	—	(548)	(10,561)	—	(10,561)
Conversion of an equity award to a liability award	—	—	(304)	—	—	—	—	(304)
Balance as of January 31, 2026	53,565	$—	$195,552	$164,871	(5,272)	$(62,536)	$(4,149)	$293,738
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
See notes to Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31, 2026	January 25, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,961	$(696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,738	14,707
Gain on sale of property, equipment and other assets	(167)	(118)
Share-based compensation	3,645	1,623
Equity in loss of affiliates	1,767	2,594
(Reversal of) allowance for credit losses on affiliate loan	(545)	—
Provision for (recoveries of) doubtful accounts, net	774	(481)
Deferred income taxes, net	1,787	877
Change in fair value of convertible note	—	25,369
Change in operating assets and liabilities	(4,638)	30,964
Net cash provided by operating activities	54,322	74,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,395)	(14,668)
Proceeds from sales of property, equipment and other assets	553	212
Loans to equity investees	(5,150)	(3,326)
Acquisition, net of cash acquired	44	—
Net cash used in investing activities	(14,948)	(17,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,400	—
Payments on notes payable	(2,596)	(1,733)
Principal payments on long-term obligations	(104)	(310)
Payments for common shares repurchased	(22,777)	(9,016)
Proceeds from exercise of stock options	1,496	5,056
Tax payments related to RSU issuances	(607)	(591)
Net cash used in financing activities	(23,188)	(6,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	731	28
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,917	50,491

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	127,507	81,678
End of period	$144,424	$132,169

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$693	$2,657
Income taxes, net of refunds	3,876	16,622

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	494	2,890
Contributions of common stock under the employee stock purchase plan	1,382	1,192
Settlement of convertible note	—	36,797
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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The nine months ended January 31, 2026, and January 25, 2025, included 40 and 39 weeks of operations, respectively.

There have been no material changes to the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.
Cash and cash equivalents
Cash and cash equivalents are presented in the Condensed Consolidated Balance Sheets with the corresponding totals reported in the Condensed Consolidated Statements of Cash Flows. The Company had no restricted cash or restricted cash equivalents as of January 31, 2026 or January 25, 2025.
We maintain foreign currency cash accounts to support our global operations. These balances are subject to fluctuations in foreign exchange rates, which may impact our consolidated financial position and results of operations.
As of January 31, 2026, our total cash and cash equivalents were $144,424, of which $130,644 were denominated in U.S. dollars. Included in the U.S. dollar-denominated balances were $9,164 held by our foreign subsidiaries. The remaining $13,780 were denominated in foreign currencies, with $11,704 maintained in accounts held by our foreign subsidiaries.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, including interim periods within that annual period. We are currently evaluating the impact of ASU 2025-11 on our accounting policies and disclosures.
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

Miortech

We evaluated our investment in an affiliate of Miortech Holding B.V. (dba Etulipa) (“Miortech”), which is focused on low-power outdoor electrowetting technology. As of January 31, 2026, our ownership interest in Miortech was 55.9 percent. Despite our majority ownership, we determined Miortech is a variable interest entity (“VIE”) and, based on management’s analysis, Daktronics is not the primary beneficiary as the power criterion was not met. Accordingly, we do not consolidate this entity but account for our investment in such entity under the equity method.

As of January 31, 2026 and April 26, 2025, the carrying value of our equity method investment in Miortech was zero. Our proportional share of the affiliate loss with respect to Miortech is recorded in “Other expense, net” in our Condensed Consolidated Statements of Operations. For the three and nine months ended January 31, 2026, our share of such affiliate losses were $223 and $752, respectively, compared to $212 and $693, respectively, for the three and nine months ended January 25, 2025.

Additionally, we have provided funding to Miortech through a promissory note (the “Miortech Affiliate Note”). During the nine months ended January 31, 2026, we advanced $930 to Miortech under the Miortech Affiliate Note, as compared to $1,340 during fiscal year 2025. Accrued interest on the Miortech Affiliate Note was $177 and $149 as of January 31, 2026 and April 26, 2025, respectively. The total face value of the outstanding Miortech Affiliate Note was $5,250 and $3,809 as of January 31, 2026 and April 26, 2025, respectively. These balances are included in “Right of use, investment in affiliates, and other assets” in our Condensed Consolidated Balance Sheets. We periodically assessed the Miortech Affiliate Note for impairment and expected credit losses, and concluded that no impairment existed for the periods ended January 31, 2026 and April 26, 2025.

The balance of our Miortech Affiliate Note totaled $3,813 and $3,123 as of January 31, 2026 and April 26, 2025, respectively.

XDC

On December 22, 2025, the Company acquired a display business (the “Display Business”) consisting of intellectual property, equipment assets, technical expertise, contract rights, other personal property, and related assets (collectively, the “Display Business Assets”) from X Display Company Technology Limited (“XDC,” and such acquisition, the “XDC Acquisition”). Historically, the Company held an equity interest in XDC which was accounted for under the equity method. Refer to “Note 6. Business Combinations” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on this acquisition.

As of April 26, 2025, the carrying value of our equity method investment in XDC was zero. Our proportional share of the affiliate loss in XDC is recorded in “Other expense, net” in our Condensed Consolidated Statements of Operations. For the three and nine months ended January 31, 2026, our share of affiliate losses recognized through December 22, 2025 with respect to XDC were $303 and $1,015, respectively, compared to $550 and $1,901, respectively, for the three and nine months ended January 25, 2025.

We had provided funding to XDC through promissory notes, some of which were convertible (collectively, the “XDC Affiliate Notes”). During fiscal 2026, through December 22, 2025, we advanced $4,100 to XDC under the XDC Affiliate Notes, as compared to $3,225 during fiscal year 2025. Accrued interest on the XDC Affiliate Notes was $499 and $689 as of December 22, 2025 and April 26, 2025, respectively. The total face value of the outstanding XDC Affiliate Note was $16,034 as of April 26, 2025. These balances are included in “Right of use, investment in affiliates, and other assets” in our Condensed Consolidated Balance Sheets. We periodically assessed the XDC Affiliate Notes for impairment and expected credit losses. During the fourth quarter of fiscal 2025, we recorded a provision of $15,480 related to an XDC Affiliate Note deemed uncollectible. During fiscal 2026, through December 22, 2025, an additional provision of $1,012 was recorded for another XDC Affiliate Note expected to be uncollectible. These provisions are included in “Other expense, net.” Prior to the XDC Acquisition, we forgave $16,492 of the XDC Affiliate Notes.

Additionally, we also engage in related party transactions with XDC, primarily for research and development services. For the nine months ended January 31, 2026 and January 25, 2025, we recorded expenses of $325 and $593, respectively, in “Product design and development.” Amounts recognized during the nine months ended January 31, 2026 relate to services provided prior to the XDC Acquisition on December 22, 2025. Unpaid amounts related to these services were $49 and $109 as of January 31, 2026 and January 25, 2025, respectively, and are included in “Accounts payable.”

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

The following table presents a reconciliation of net income and the number of shares of Common Stock used in the calculation of basic and diluted EPS for the three and nine months ended January 31, 2026, and January 25, 2025:

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Earnings per share - basic
Net income (loss)	$3,010	$(17,156)	$36,961	$(696)
Weighted average shares outstanding	48,489	47,764	48,696	46,944
Basic earnings per share	$0.06	$(0.36)	$0.76	$(0.01)

Earnings per share - diluted
Net income (loss)	$3,010	$(17,156)	$36,961	$(696)
Diluted net income	$3,010	$(17,156)	$36,961	$(696)

Weighted average common shares outstanding	48,489	47,764	48,696	46,944
Dilution associated with stock compensation plans	768	—	832	—
Weighted average common shares outstanding, assuming dilution	49,257	47,764	49,528	46,944
Diluted earnings per share	$0.06	$(0.36)	$0.75	$(0.01)

During the three months ended January 31, 2026, 61 shares of potential Common Stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended January 25, 2025, 934 shares of potential common stock, no par value, related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. The excluded shares include options to purchase 29 shares of common stock, no par value, with a weighted average exercise price of $11.87.

During the nine months ended January 31, 2026, 51 shares of potential Common Stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the nine months ended January 25, 2025, 992 shares of potential common stock, no par value, related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. The excluded shares include options to purchase 51 shares of common stock, no par value, with a weighted average exercise price of $10.43.

During the three months ended January 25, 2025, 3,079 potential shares of common stock, no par value, issuable upon conversion of a senior secured convertible promissory note in the original principal amount of $25,000 dated as of May 11, 2023, issued by the Company to Alta Fox Opportunities Fund, LP (the "Convertible Note") were included in the computation of diluted EPS. For the nine months ended January 25, 2025, 3,697 potential common shares issuable upon conversion of the Convertible Note were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.
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

The following table presents our disaggregated revenue by segment:

	Three Months Ended January 31, 2026
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$4,631	$60,254	$7,140	$7,132	$4,333	$83,490
Limited configuration	33,089	6,677	21,704	6,094	9,983	77,547
Service and other	5,786	7,980	2,805	2,047	2,216	20,834
	$43,506	$74,911	$31,649	$15,273	$16,532	$181,871
Timing of revenue recognition
Goods/services transferred at a point in time	$35,918	$9,918	$21,470	$7,535	$10,928	$85,769
Goods/services transferred over time	7,588	64,993	10,179	7,738	5,604	96,102
	$43,506	$74,911	$31,649	$15,273	$16,532	$181,871

	Nine Months Ended January 31, 2026
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$19,513	$186,012	$26,668	$24,769	$20,660	$277,622
Limited configuration	103,527	26,233	101,229	21,552	36,016	288,557
Service and other	17,385	23,947	9,066	6,801	6,718	63,917
	$140,425	$236,192	$136,963	$53,122	$63,394	$630,096
Timing of revenue recognition
Goods/services transferred at a point in time	$111,923	$35,625	$101,122	$26,062	$38,456	$313,188
Goods/services transferred over time	28,502	200,567	35,841	27,060	24,938	316,908
	$140,425	$236,192	$136,963	$53,122	$63,394	$630,096

	Three Months Ended January 25, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$7,361	$29,934	$5,970	$11,228	$7,494	$61,987
Limited configuration	24,997	8,227	20,534	5,974	7,909	67,641
Service and other	5,618	7,911	2,863	1,587	1,900	19,879
	$37,976	$46,072	$29,367	$18,789	$17,303	$149,507
Timing of revenue recognition
Goods/services transferred at a point in time	$27,229	$11,184	$20,384	$6,921	$8,599	$74,317
Goods/services transferred over time	10,747	34,888	8,983	11,868	8,704	75,190
	$37,976	$46,072	$29,367	$18,789	$17,303	$149,507

	Nine Months Ended January 25, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$19,129	$181,541	$24,888	$38,810	$14,500	$278,868
Limited configuration	79,135	28,161	91,928	19,507	27,436	246,167
Service and other	17,350	22,185	8,628	4,440	6,288	58,891
	$115,614	$231,887	$125,444	$62,757	$48,224	$583,926
Timing of revenue recognition
Goods/services transferred at a point in time	$87,470	$37,101	$92,286	$22,302	$30,659	$269,818
Goods/services transferred over time	28,144	194,786	33,158	40,455	17,565	314,108
	$115,614	$231,887	$125,444	$62,757	$48,224	$583,926
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

The following table summarizes the changes in our contract assets and contract liabilities for the periods presented:

	January 31, 2026	April 26, 2025	Dollar Change	Percent Change
Contract assets	$48,314	$41,169	$7,145	17.4%
Contract liabilities - current	65,847	69,050	(3,203)	(4.6)
Contract liabilities - noncurrent	19,985	18,421	1,564	8.5
The changes in our contract assets and contract liabilities from April 26, 2025 to January 31, 2026 were primarily driven by the timing of billing schedules and revenue recognition. These fluctuations are influenced by the contractual payment terms and the seasonal nature of the sports markets.

No significant impairments of contract assets were identified during the three months ended January 31, 2026.

For service-type warranty contracts, revenue is allocated to the related performance obligation and recognized over time, while associated costs are recognized as incurred. Earned and unearned revenues related to these contracts are reported within the “Contract assets” and “Contract liabilities” line items in our Condensed Consolidated Balance Sheets.

The following table summarizes the changes in unearned service-type warranty contracts, net, for the nine months ended January 31, 2026:

January 31, 2026
Balance as of April 26, 2025	$35,129
New contracts sold	41,342
Less: reductions for revenue recognized	(38,362)
Foreign currency translation and other	(77)
Balance as of January 31, 2026	$38,032
Contracts in progress identified as loss contracts as of January 31, 2026 and April 26, 2025 were immaterial. Provisions for such losses are recorded in the “Accrued expenses” line item in our Condensed Consolidated Balance Sheets.
During the nine months ended January 31, 2026, we recognized $61,213 of revenue that was previously recorded as contract liabilities as of April 26, 2025.
Remaining performance obligations
As of January 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $412,511. This consists of $342,338 related to product agreements and $70,173 related to service agreements. We expect approximately $355,718 of these obligations to be recognized as revenue within the next 12 months, with the remainder recognized thereafter.
While remaining performance obligations represent legally binding business commitments, they are subject to change due to cancellations, deferrals, or scope adjustments. Known changes—including project cancellations, scope revisions, foreign currency exchange fluctuations, and deferrals—are reflected or excluded from the reported balance, as appropriate.
Revenue recognized during the nine months ended January 31, 2026 and January 25, 2025 related to performance obligations satisfied in prior periods was immaterial.
Note 5. Segment Reporting
The following table presents selected financial information for each of our five reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net sales:
Commercial	$43,506	$37,976	$140,425	$115,614
Live Events	74,911	46,072	236,192	231,887
High School Park and Recreation	31,649	29,367	136,963	125,444
Transportation	15,273	18,789	53,122	62,757
International	16,532	17,303	63,394	48,224
Total consolidated net sales	181,871	149,507	630,096	583,926

Cost of Sales:
Commercial	31,399	28,890	101,348	87,795
Live Events	59,803	37,278	181,134	182,095
High School Park and Recreation	22,150	20,075	91,436	81,032
Transportation	10,795	11,863	36,925	39,410
International	14,095	14,620	48,727	41,252

Gross profit:
Commercial	12,107	9,086	39,077	27,819
Live Events	15,108	8,794	55,058	49,792
High School Park and Recreation	9,499	9,292	45,527	44,412
Transportation	4,478	6,926	16,197	23,347
International	2,437	2,683	14,667	6,972
Total consolidated gross profit	43,629	36,781	170,526	152,342

Less:
Selling	15,335	14,471	48,225	44,811
General and administrative	15,844	16,498	43,901	43,771
Product design and development	10,528	9,440	31,643	28,902
Interest (income) expense, net	(1,072)	(508)	(2,523)	(710)
Change in fair value of convertible note	—	14,083	—	25,369
Other (income) expense, net	(518)	613	1,683	2,612
Income (loss) before income taxes	$3,512	$(17,816)	$47,597	$7,587

Depreciation and amortization:
Commercial	$1,104	$1,060	$3,271	$3,217
Live Events	1,222	1,456	3,710	4,297
High School Park and Recreation	680	522	2,010	1,588
Transportation	198	203	594	610
International	452	542	1,330	1,654
Total depreciation and amortization for reportable segments	3,656	3,783	10,915	11,366
Unallocated corporate depreciation and amortization	1,494	1,130	3,823	3,341
Total depreciation and amortization	$5,150	$4,913	$14,738	$14,707

No single geographic region, other than the United States, represents a material portion of our net sales or our property and equipment, net of accumulated depreciation.

The following table provides a summary of net sales and property and equipment, net of accumulated depreciation, for the United States and all other geographic areas:

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net sales:
United States	$161,356	$127,159	$551,850	$518,816
Outside United States	20,515	22,348	78,246	65,110
	$181,871	$149,507	$630,096	$583,926

	January 31, 2026	April 26, 2025
Property and equipment, net of accumulated depreciation:
United States	$56,667	$66,701
Outside United States	7,541	7,183
	$64,208	$73,884
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

Note 6. Business Combinations

On December 22, 2025, the Company acquired the Display Business from XDC, which consisted of intellectual property, equipment assets, technical expertise, contract rights, other personal property, and related assets.

The Display Business Assets acquired by the Company pursuant to the XDC Acquisition comprise substantially all of the Display Business’s assets. Certain employees of XDC were also hired by the Company in connection with the acquisition. As consideration for the hiring of such employees and the acquisition of the Display Business Assets, the Company assumed specific liabilities of XDC and settled a portion of principal and accrued interest owed to the Company by XDC under certain promissory notes. The total consideration for the XDC Acquisition was $4,141. We accounted for the XDC Acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The acquisition is not significant to our condensed consolidated financial statements and as such we have not included disclosures of the allocation of the purchase price. Additionally, we have not included any pro forma disclosures as the results of its operations are not significant to our consolidated financial results. The results of XDC’s Display Business operations have been included in our condensed consolidated financial statements since the date of acquisition.

Note 7. Goodwill

The following table summarizes changes in the carrying amount of goodwill for each reportable segment with a goodwill balance for the nine months ended January 31, 2026:

	Live Events	Commercial	Transportation	Total
Balance as of April 26, 2025	$—	$3,159	$29	$3,188
Foreign currency translation	—	56	16	72
XDC Acquisition	153	148	149	450
Balance as of January 31, 2026	$153	$3,363	$194	$3,710
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment assessment is performed during the third quarter of each fiscal year, based on the goodwill balance as of the first business day of that quarter. As of January 31, 2026, our most recent annual goodwill impairment test concluded that no impairment existed.
As part of the XDC Acquisition, we recorded $450 of goodwill which is related to the value of the assembled workforce acquired and is not deductible for tax purposes.

As of January 31, 2026 and April 26, 2025, the total accumulated goodwill impairments were $4,576.

Note 8. Financing Agreements

The following table summarizes the components of our long-term debt as of the dates indicated:

	January 31, 2026	April 26, 2025
Mortgage	$11,213	$12,375
Long-term debt, gross	11,213	12,375
Debt issuance costs, net	(161)	(388)
Current portion	(1,150)	(1,500)
Long-term debt, net	$9,902	$10,487
Credit Agreements
On November 26, 2025, the Company entered into a new $71,500 senior secured credit facility (the “New Credit Facility”) pursuant to a Credit Agreement (the “New Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders, and the other Loan Parties. The following capitalized terms have specific meanings as defined in the New Credit Agreement: Lenders; Loan Parties; Adjusted Term SOFR Rate; Adjusted Daily Simple SOFR; CB Floating Rate; Total Leverage Ratio; and Fixed Charge Coverage Ratio.

The New Credit Facility created pursuant to the New Credit Agreement is comprised of:

• a $60,000 revolving credit facility (the “Revolver”), maturing on November 26, 2028 (the “Maturity Date”); and

•an $11,500 term loan (the “New Term Loan”), amortizing in equal quarterly installments of $288, with the remaining principal due on the Maturity Date.

The Revolver and the New Term Loan are guaranteed by the Loan Parties and are secured by perfected, first‑priority liens on substantially all personal property and assets of the Company and the other Loan Parties, including intellectual property, pursuant to a new pledge and security agreement and related collateral documents (collectively, the “New Security Agreement”). The New Security Agreement replaced the prior pledge and security agreement entered into in connection with the Prior Credit Agreement (as defined herein).

Borrowings under the New Credit Facility bear interest, at one of the following rates to be selected by the Company, in its discretion: (i) the Adjusted Term SOFR Rate plus a 0.10% margin; (ii) the Adjusted Daily Simple SOFR plus a 0.10% margin; or (iii) the CB Floating Rate with a 0.00% margin. Amounts repaid under the New Term Loan may not be reborrowed. Undrawn commitments under the Revolver accrue a commitment fee of 0.20% per year.

Letters of credit issued under the Revolver accrue customary fees and generally must expire no later than five business days prior to the Maturity Date.

The financial covenants under the New Credit Agreement require the Company to maintain (i) a maximum quarterly Total Leverage Ratio of 3.00 to 1.00 and (ii) a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00. There is a limited ability to exclude certain unfinanced capital expenditures from these calculations when specified liquidity thresholds are met. These covenants apply to borrowings under both the Revolver and the New Term Loan. The New Credit Agreement includes customary representations, covenants, and events of default, including limitations on incurring additional debt, liens, investments, asset sales, restricted payments, and affiliate transactions.

Proceeds from the New Credit Facility may be used to refinance existing indebtedness and for working capital and other general corporate purposes.

As of January 31, 2026, the Company was in compliance with all covenants under the New Credit Agreement and other agreements related to the New Credit Facility. There were no advances under the New Term Loan portion of our line of credit, and the balance of letters of credit issued and outstanding under the Revolver was approximately $1,911. As of January 31, 2026, $58,089 of the New Credit Facility remains in place and available for borrowing.

In connection with entering into the New Credit Agreement, the Company terminated its prior senior credit facility dated May 11, 2023 (as amended, the “Prior Credit Agreement”), which consisted of an asset‑based revolving credit facility and a delayed draw term loan. All outstanding obligations under the Prior Credit Agreement were repaid in full, and all related liens, including the mortgage on the Company’s Brookings, South Dakota real property, were released. No material early termination penalties were incurred in connection with the termination of the Prior Credit Agreement. Certain customary obligations, including indemnification and confidentiality provisions, survive the termination of the Prior Credit Agreement.

Convertible Note
As of January 31, 2026 and April 26, 2025, there was no outstanding balance under the Convertible Note. During fiscal 2025, the Company fully settled the Convertible Note through a series of forced conversions in accordance with its terms. These conversions resulted in the issuance of shares of Common Stock to Alta Fox Opportunities and the extinguishment of the debt on the dates of settlement. Accordingly, there is no remaining principal or accrued interest associated with the Convertible Note, and no further obligations under its terms. Additional details regarding the Convertible Note activity during fiscal 2025 are included in “Note 17. Related Party Transactions” of the Form 10-K.
Debt Issuance Costs
Debt issuance costs incurred in connection with our financing agreements are capitalized and amortized on a straight‑line basis over the term of the related debt agreement. In the event of early principal repayments or the termination of a debt agreement, any remaining unamortized debt issuance costs associated with such agreement are expensed.

In connection with the termination of the Prior Credit Agreement, the Company expensed $566 of unamortized debt issuance costs, which were recorded as interest expense.

Amortization of debt issuance costs totaled $1,516 and $1,211 for the nine months ended January 31, 2026 and January 25, 2025, respectively. The amortization for the nine months ended January 31, 2026 includes amortization related to both the Prior Credit Agreement prior to its termination and the New Credit Facility subsequent to its execution.

As of January 31, 2026, the remaining unamortized debt issuance costs of $161 were being amortized over the remaining term of the New Credit Facility.
Future Maturities
The following table presents the aggregate contractual maturities of our long-term debt by fiscal year:

Fiscal years	Amount
Remainder of 2026	$288
2027	1,150
2028	1,150
2029	8,625
2030	—
Total debt	$11,213

Note 9. Commitments and Contingencies

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

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that a material loss will be incurred. Accordingly, no material accruals or disclosures of potential loss ranges have been made. Although the outcome of these matters is uncertain, we do not expect the ultimate resolution of these matters to have a material adverse impact on our business, financial position, results of operations, liquidity, or capital resources.

Warranties: The following table summarizes changes in our warranty obligations for the nine months ended January 31, 2026.

January 31, 2026
Balance as of April 26, 2025	$35,830
Warranties issued during the period	11,361
Settlements made during the period	(6,764)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(3,029)
Balance as of January 31, 2026	$37,398
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions to support our contractual obligations, primarily related to construction-type contracts. These instruments serve as guarantees of our future performance, including the operation and installation of equipment and the completion of contractual deliverables.

As of January 31, 2026, we had $65,964 of bonded work outstanding and $1,911 in letters of credit outstanding. These performance guarantees generally have terms of one year, although specific durations may vary by contract.

We enter into written agreements with customers that may include indemnification provisions requiring us to compensate the customer for financial losses resulting from certain acts or omissions. We seek to negotiate reasonable limitations and caps on such indemnification obligations. As of January 31, 2026, we were not aware of any material indemnification claims.

Note 10. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rates for the three and nine months ended January 31, 2026 were 14.3 percent and 22.3 percent, respectively. The tax rates were primarily driven by permanent tax adjustments and the reversal of valuation allowance in proportion to the increase in pre-tax income during the period. The effective tax rates for the three and nine months ended January 25, 2025 of 3.7 percent and 109.2 percent, respectively, were driven by the impacts of the Convertible Note fair value adjustments.
We operate both domestically and internationally and, as of January 31, 2026, the undistributed earnings of our foreign subsidiaries were considered to be reinvested indefinitely. Additionally, as of January 31, 2026, we had $470 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2026 and others beginning in fiscal 2027 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws affecting current taxes to be reflected in the estimated annual effective tax rate going forward, and adjustments to existing deferred taxes to be recognized on deferred tax balances to be recognized in the period in which the legislation is enacted. We note that as of January 31, 2026, there were no material impacts to the Company’s financial statements. We will continue to evaluate the future tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.
Note 11. Fair Value Measurement
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and April 26, 2025, classified by level within the fair value hierarchy based on the valuation techniques utilized to determine fair value.

There were no transfers between levels of the fair value hierarchy during the periods presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of January 31, 2026
Cash and cash equivalents	$144,424	$—	$—	$144,424
	$144,424	$—	$—	$144,424
Balance as of April 26, 2025
Cash and cash equivalents	$127,507	$—	$—	$127,507
	$127,507	$—	$—	$127,507

Note 12. Share Repurchase Program
On June 17, 2016, our Board of Directors (the “Board” or “Board of Directors”) authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40,000 of outstanding Common Stock. On March 4, 2025, the Board approved a $10,000 increase in the limit under the Repurchase Program. On June 23, 2025, the Board approved an additional $10,000 increase in the limit under the Repurchase Program. On December 9, 2025, the Board approved an additional $20,000 increase for a maximum authorized value of $80,000 as of January 31, 2026.
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
During the nine months ended January 31, 2026, the Company repurchased 1,293 shares of Common Stock at a total cost of $22,777. As of January 31, 2026, $17,104 of the $80,000 authorized amount remained available for repurchase under the Repurchase Program.
For information on restrictions on the Company’s ability to repurchase shares under the New Credit Agreement, please refer to “Note 8. Financing Agreements” of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q.

Note 13. Stock-Based Compensation

During the three months ended January 31, 2026, the Company recognized additional stock‑based compensation expense related to the accelerated vesting of certain equity awards in connection with the separation of an executive officer. The acceleration of vesting resulted in the recognition of approximately $620 of compensation expense during the period, which is included in “General and administrative” expense in our Condensed Consolidated Statements of Operations.

During the three months ended January 31, 2026, the Company reclassified certain performance‑based restricted stock units from equity‑classified awards to liability‑classified awards because the awards permit settlement in cash at the holder’s election. As of January 31, 2026, $304 was reclassified from additional paid‑in capital to accrued compensation liabilities, and $180 was recognized as stock-based compensation expense to reflect the awards’ fair value at the reclassification date. The liability is included in “Accrued expenses” in our Condensed Consolidated Statements of Operations. Liability‑classified awards are remeasured at fair value each reporting period until settlement.

No other material modifications to the Company’s stock‑based compensation arrangements occurred during the period.
Note 14. Related Party Transactions
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
Transactions with Alta Fox Opportunities: As reported in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Liquidity and Capital Resources” of the Form 10-K, effective May 11, 2023, the Company entered into a Securities Purchase Agreement with Alta Fox Opportunities under which the Company sold and issued to Alta Fox Opportunities the Convertible Note in exchange for the payment by Alta Fox Opportunities to the Company of $25,000 (the "Securities Purchase Agreement"). All amounts due under the Convertible Note were settled in fiscal 2025, and the Company has no further obligations under the Convertible Note. For additional information on the Convertible Note, see “Note 8. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Connor Haley, as the sole owner, member, and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC (collectively with Alta Fox Opportunities, “Alta Fox”). Accordingly, based on Amendment No. 2 and other publicly available information provided by Alta Fox Opportunities in its reports filed with the SEC as of May 11, 2023, Alta Fox was a “Related Person” of the Company under the Policy and the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. According to Amendment No. 5 to the Schedule 13D filed by Alta Fox on December 10, 2025 with the SEC, Alta Fox reported that it beneficially owned 3,733 shares of Common Stock on December 10, 2025, representing 7.70 percent of the outstanding shares of Common Stock.
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
Transactions with Reece A. Kurtenbach: Effective April 10, 2025, our former President and CEO, Reece A. Kurtenbach, was appointed as Interim Chief Executive Officer of XDC, an entity in which the Company previously owned interest in and accounted for under the equity method of accounting. Mr. Kurtenbach served as a member of the Board of Directors of Daktronics, Inc. through January 31, 2026, at which time he resigned. As previously disclosed in reports filed by the Company with the SEC, Reece A. Kurtenbach also served as a director and executive officer during the fiscal year ended April 26, 2025 and is the brother of Matthew J. Kurtenbach, an executive officer of the Company, and Carla S. Gatzke, a former executive officer of the Company. As a result of Reece A. Kurtenbach’s appointment as Interim Chief Executive Officer of XDC and the foregoing relationships between Mr. Kurtenbach and the Company and its executive officers, he was considered a Related Person under the Policy and a related party under ASC 850 - Related Party Disclosures prior to the closing of the XDC Acquisition on December 22, 2025.
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
See "Note 2. Investments in Affiliates" for further details of related party transactions with our investments in affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the (i) financial condition of Daktronics, Inc. and its subsidiaries (the "Company", "Daktronics", "we", "our", or "us") during the period from the most recent fiscal year-end, April 26, 2025, to and including January 31, 2026; and (ii) results of operations of the Company during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words "may," "might," "would," "could," "should," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," "forecast," "project," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts, orders, and capital investment projects, fluctuations in margins, interest rate risk, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, the imposition of tariffs, trade wars, the availability and costs of raw materials, components, and shipping services, geopolitical and governmental actions, including the U.S. federal government shutdown, expansion into new geographical markets, the Company’s recent leadership transition, transformation initiatives, future strategy, and the other risks, trends, and uncertainties described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2025 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC"), this Quarterly Report on Form 10-Q, and other reports filed with or furnished to the SEC by the Company.
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
We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by applicable law.
The MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, the Form 10-K (including the information presented therein under "Item 1A. Risk Factors" of Part I), and other reports filed with or furnished to the SEC by the Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended January 31, 2026 and January 25, 2025 unless otherwise stated.
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
The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The nine months ended January 31, 2026, and January 25, 2025, included 40 and 39 weeks of operations, respectively.
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
The business environment remains dynamic, with several external factors continuing to influence customer demand and operational costs. The Company continues to be affected by U.S. government‑imposed tariffs on electronic components, aluminum, steel, and copper, as well as reciprocal tariffs imposed by foreign countries. In addition, changes to U.S. trade policy, including the elimination of the de minimis exemption for low‑value shipments, continued to increase logistics and import‑related costs. These tariffs may impact gross margins and could influence customer purchasing behavior, particularly for projects dependent on federal funding. In response, Daktronics is actively monitoring its pricing strategies and sourcing plans to mitigate these effects. However, the ultimate impact on demand remains uncertain.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. presidential administration under the International Emergency Economic Powers Act (“IEEPA”) exceeded presidential authority and were invalidated. Following the ruling, the administration implemented a temporary global tariff under alternative trade authorities and has indicated an intention to increase the rate to up to 15%. The timing, duration, and final rate of these tariffs remain uncertain. We continue to monitor these developments and assess the potential impact on our results of operations.
The global market for digital display systems continues to expand, driven by investments in manufacturing capacity and advancements in display and control technologies. The industry is seeing increased adoption of surface mount and chip-on-board technologies, particularly for narrow pixel pitch (NPP) and micro-LED applications, as manufacturers and customers seek higher performance and efficiency. Innovations in software, artificial intelligence, and professional services are enhancing content creation, user interfaces, monitoring, and security.

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2026 AND JANUARY 25, 2025
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

Orders and backlog are non-GAAP operating measures, and our methodology for determining these metrics may differ from those used by other companies. Management believes that order and backlog levels provide meaningful insight into our business activity, including fluctuations due to seasonality and the timing of large-scale projects. New orders during the period are used to assess market share and competitive performance, while backlog informs capacity and resource planning. Given that orders and backlog are operational measures and that the Company’s methodology for calculating them does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

The timing of order fulfillment is subject to customer schedules, supply chain conditions, and our production capacity. We believe order information is useful to investors as an indicator of future revenue and market positioning.
As of January 31, 2026, our product order backlog was $342.3 million, compared to $273.2 million as of January 25, 2025, and $341.6 million as of April 26, 2025. The increase in backlog year over year reflects a higher volume of order bookings, driven by continued market adoption and demand for digital display technologies.
We expect to fulfill the backlog as of January 31, 2026, within the next 24 months. However, fulfillment timing may be impacted by project delays due to customer site conditions, which are outside of our control.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended January 31, 2026 and January 25, 2025:

	January 31, 2026	% of Net sales (1)	January 25, 2025	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$181,871	100.0%	$149,507	100.0%	$32,364	21.6%
Cost of sales	138,242	76.0	112,726	75.4	25,516	22.6
Gross profit	43,629	24.0	36,781	24.6	6,848	18.6

Operating expenses:
Selling	15,335	8.4	14,471	9.7	864	6.0
General and administrative	15,844	8.7	16,498	11.0	(654)	(4.0)
Product design and development	10,528	5.8	9,440	6.3	1,088	11.5
Total operating expenses	41,707	22.9	40,409	27.0	1,298	3.2
Operating income (loss)	1,922	1.1	(3,628)	(2.4)	5,550	(153.0)

Nonoperating income (expense):
Interest income (expense), net	1,072	0.6	508	0.3	564	111.0
Change in fair value of convertible note	—	—	(14,083)	(9.4)	14,083	(100.0)
Other income (expense), net	518	0.3	(613)	(0.4)	1,131	(184.5)
Income (loss) before income taxes	3,512	1.9	(17,816)	(11.9)	21,328	(119.7)
Income tax expense (benefit)	502	0.3	(660)	(0.4)	1,162	(176.1)
Net income (loss)	$3,010	1.7%	$(17,156)	(11.5)%	$20,166	(117.5)%

Diluted earnings per share	$0.06		$(0.36)		$0.42	(116.7)%
Diluted weighted average shares outstanding	49,257		47,764		$1,493	3.1%

Orders	$201,111		$186,904		$14,207	7.6%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Net Sales: The sales increase in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 was the result of higher sales volumes in the Commercial, Live Events, and High School Parks and Recreation business units, partially offset by decreased sales in the Transportation and International business units. The amount of recognized revenue associated with performance obligations satisfied in prior years during the three months ended January 31, 2026 and January 25, 2025 was immaterial.
Order volume increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to order growth in the High School Parks and Recreation and Transportation business units, partially offset by lower order volume in the Live Events and International business units. Order bookings in the Commercial business unit remained relatively flat. Variability in orders is typical for large project business areas, especially for sports projects, during the Company’s third fiscal quarter.
Gross profit increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 as a result of higher sales volume. Gross profit as a percentage of net sales decreased slightly to 24.0 percent for the third quarter of fiscal 2026 as compared to 24.6 percent for the same period a year ago, primarily due to project mix variability. Total warranty expense as a percentage of sales increased slightly to 1.3 percent for the third quarter of fiscal 2026 as compared to 0.9 percent for the same period a year ago.
Selling expenses increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to increases in personnel related wages and benefits.
General and administrative expenses decreased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025. During the third quarter of fiscal 2026 and fiscal 2025, the Company incurred $2.1 million and $4.8 million, respectively, for expenses related to management transitions, acquisition costs, strategic and digital transformation initiatives, and corporate governance matters.
Product design and development expenses increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to higher staffing costs and investments in advanced technologies and engineering services.
Interest income (expense), net in the third quarter of fiscal 2026 increased compared to the same period one year ago primarily due to higher cash levels invested in interest-bearing accounts. During the third quarter of fiscal 2025, the interest expense included interest on the convertible note, which was settled during fiscal 2025.
Change in fair value of Convertible Note results from accounting for the senior secured convertible note dated May 11, 2023 we issued to Alta Fox Opportunities Fund, LP during fiscal 2024 (the “Convertible Note”) under the fair value option. The fair value change was primarily caused by the forced conversion of the entire Convertible Note in the third and fourth quarters of fiscal 2025. All amounts due under the Convertible Note were settled in fiscal 2025, and the Company has no further obligations under the Convertible Note.
Other income (expense), net increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025 primarily due to foreign currency volatility and the X Display Company Technology Limited (“XDC”) business combination.
Income tax expense (benefit): For the three months ended January 31, 2026, our effective tax rate was 14.3 percent compared to 3.7 percent for the three months ended January 25, 2025. The lower tax rate in the third quarter of fiscal 2025 is due to the tax effect of the increase of the Convertible Note fair value adjustment to expense that is not deductible for tax purposes reduced by the tax effect of the period's decrease in pre-tax income, whereas in the third quarter of fiscal 2026, the tax rate was reduced by increases to discrete tax benefits and a reversal of a valuation allowance with no fair value adjustments applicable.
Net income: For the three months ended January 31, 2026, our earnings per diluted share was $0.06 compared to a loss per diluted share of $0.36 in the same period last year.

Reportable Segment Performance Summary
The following table presents financial performance information for our reportable segments for the three months ended January 31, 2026 and January 25, 2025, including a reconciliation of contribution margin, a non-GAAP measure, to GAAP operating income, which is the most directly comparable GAAP measure to contribution margin:

	Three Months Ended January 31, 2026
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$43,506		$74,911		$31,649		$15,273		$16,532		$181,871
Cost of sales	31,399	72.2%	59,803	79.8%	22,150	70.0%	10,795	70.7%	14,095	85.3%	138,242	76.0%
Gross profit	12,107	27.8	15,108	20.2	9,499	30.0	4,478	29.3	2,437	14.7	43,629	24.0
Selling	4,110	9.4	3,018	4.0	4,070	12.9	1,362	8.9	2,775	16.8	15,335	8.4
Contribution margin	7,997	18.4	12,090	16.1	5,429	17.2	3,116	20.4	(338)	(2.0)	28,294	15.6
General and administrative	—	—	—	—	—	—	—	—	—	—	15,844	8.7
Product design and development	—	—	—	—	—	—	—	—	—	—	10,528	5.8
Operating income	$7,997	18.4%	$12,090	16.1%	$5,429	17.2%	$3,116	20.4%	$(338)	(2.0)%	$1,922	1.1%

Orders	$41,454		$73,370		$39,177		$31,790		$15,320		$201,111

	Three Months Ended January 25, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$37,976		$46,072		$29,367		$18,789		$17,303		$149,507
Cost of sales	28,890	76.1%	37,278	80.9%	20,075	68.4%	11,863	63.1%	14,620	84.5%	112,726	75.4%
Gross profit	9,086	23.9	8,794	19.1	9,292	31.6	6,926	36.9	2,683	15.5	36,781	24.6
Selling	3,870	10.2	2,991	6.5	3,845	13.1	1,279	6.8	2,486	14.4	14,471	9.7
Contribution margin	5,216	13.7	5,803	12.6	5,447	18.5	5,647	30.1	197	1.1	22,310	14.9
General and administrative	—	—	—	—	—	—	—	—	—	—	16,498	11.0
Product design and development	—	—	—	—	—	—	—	—	—	—	9,440	6.3
Operating income	$5,216	13.7%	$5,803	12.6%	$5,447	18.5%	$5,647	30.1%	$197	1.1%	$(3,628)	(2.4)%

Orders	$40,983		$78,132		$34,549		$13,838		$19,402		$186,904

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$5,530	14.6%	$28,839	62.6%	$2,282	7.8%	$(3,516)	(18.7)%	$(771)	(4.5)%	$32,364	21.6%
Cost of sales	2,509	8.7	22,525	60.4	2,075	10.3	(1,068)	(9.0)	(525)	(3.6)	25,516	22.6
Gross profit	3,021	33.2	6,314	71.8	207	2.2	(2,448)	(35.3)	(246)	(9.2)	6,848	18.6
Selling	240	6.2	27	0.9	225	5.9	83	6.5	289	11.6	864	6.0
Contribution margin	2,781	53.3	6,287	108.3	(18)	(0.3)	(2,531)	(44.8)	(535)	(271.6)	5,984	26.8
General and administrative	—	—	—	—	—	—	—	—	—	—	(654)	(4.0)
Product design and development	—	—	—	—	—	—	—	—	—	—	1,088	11.5
Operating income	$2,781	53.3%	$6,287	108.3%	$(18)	(0.3)%	$(2,531)	(44.8)%	$(535)	(271.6)%	$5,550	(153.0)%

Orders	$471	1.1%	$(4,762)	(6.1)%	$4,628	13.4%	$17,952	129.7%	$(4,082)	(21.0)%	$14,207	7.6%

(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
During the third quarter of fiscal 2026, total net sales increased and gross profit as a percentage of net sales decreased, reflecting the cumulative impact of the following factors:
Commercial: The increase in net sales in the third quarter of fiscal 2026 compared to the same period one year ago was primarily driven by fulfilling orders in Spectacular LED video display projects, On-Premise digital signage, and Out-of-Home digital billboards. Gross profit as a percentage of sales increased due to delivering more profitable projects in the Spectaculars niche and higher sales volume over a relatively fixed cost structure. Selling expenses remained relatively flat. The slight increase in order bookings reflects continued market adoption of digital display technology.
Live Events: The increase in net sales in the third quarter of fiscal 2026 compared to the same period one year ago was due to the fulfillment of large project orders. Gross profit as a percentage of sales in the quarter remained relatively flat. Selling expenses remained relatively flat. Order bookings fluctuate based on the timing of large project bookings and seasonal sports impacts. During the third quarter of fiscal 2026, we booked a large Major League Baseball stadium project, but had lower orders of other large facility projects.
High School Park and Recreation: Sales increased during the third quarter of fiscal 2026 compared to the same period one year ago primarily driven by higher project execution and continued demand for video display systems. Gross profit as a percentage of sales decreased due to price increases not recovering all increases in tariff costs. Selling expenses remained relatively flat. Order bookings increased due to stronger demand for video display systems in school during the off season.
Transportation: Sales decreased during the third quarter of fiscal 2026 compared to the same period one year ago due to lower order bookings in fiscal 2025 which reduced the level of backlog available to build. Gross profit as a percentage of sales decreased due to a shift in project mix toward smaller projects, added tariff expenses, and competitive pricing pressure, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses remained relatively flat. Order bookings increased compared to the prior year, reflecting strong demand and continued momentum in airports.
International: The decrease in net sales in the third quarter of fiscal 2026 was driven by timing of conversion of orders due to lower backlog compared to one year ago. Gross profit as a percentage of sales decreased primarily due to lower sales volume over relatively fixed cost structure. Selling expenses remained relatively flat. Order bookings decreased compared to the same period a year ago, with results primarily reflecting the timing of large stadium project awards in international markets. However, demand remained strong, primarily due to successful order bookings in Australia and Europe.

RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2026 AND JANUARY 25, 2025
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the nine months ended January 31, 2026 and January 25, 2025:

	January 31, 2026	% of Net sales (1)	January 25, 2025	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$630,096	100.0%	$583,926	100.0%	$46,170	7.9%
Cost of sales	459,570	72.9	431,584	73.9	27,986	6.5
Gross profit	170,526	27.1	152,342	26.1	18,184	11.9

Operating expenses:
Selling	48,225	7.7	44,811	7.7	3,414	7.6
General and administrative	43,901	7.0	43,771	7.5	130	0.3
Product design and development	31,643	5.0	28,902	4.9	2,741	9.5
Total operating expenses	123,769	19.6	117,484	20.1	6,285	5.3
Operating income	46,757	7.4	34,858	6.0	11,899	34.1

Nonoperating income (expense):
Interest income (expense), net	2,523	0.4	710	0.1	1,813	255.4
Change in fair value of convertible note	—	—	(25,369)	(4.3)	25,369	(100.0)
Other expense, net	(1,683)	(0.3)	(2,612)	(0.4)	929	(35.6)
Income before income taxes	47,597	7.6	7,587	1.3	40,010	527.3
Income tax expense	10,636	1.7	8,283	1.4	2,353	28.4
Net income (loss)	$36,961	5.9%	$(696)	(0.1)%	$37,657	(5410.5)%

Diluted earnings per share	$0.75		$(0.01)		$0.76	(7600.0)%
Diluted weighted average shares outstanding	49,528		46,944		$2,584	5.5%

Orders	$638,789		$540,664		$98,125	18.1%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of the first nine months of fiscal 2026 including 40 weeks compared to the more common 39 weeks. The first quarter of fiscal 2026 contained 14 weeks.
Net Sales: The sales increase in the first nine months of fiscal 2026 compared to the same period in fiscal 2025 was the result primarily of higher volumes in the Commercial, Live Events, High School Park and Recreation, and International business units, partially offset by decreased sales in the Transportation business unit. The amount of recognized revenue associated with performance obligations satisfied in prior years during the nine months ended January 31, 2026 and January 25, 2025 was immaterial.

Order volume increased in the first nine months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to order growth in the Live Events, High School Park and Recreation, Transportation, and International business units. Order bookings in the Commercial business unit remained relatively flat. Order bookings were supported by continued demand for large‑scale video display systems across professional sports, transportation, education, and international markets. Activity was driven by projects at major professional sports venues, strong order activity in aviation and ITS, ongoing adoption of video in school and community settings, and international opportunities.
Gross profit as a percentage of net sales increased to 27.1 percent for the first nine months of fiscal 2026 as compared to 26.1 percent for the same period a year ago. The increase was driven by a combination of strategic pricing, continued operational efficiencies, and overall project mix across the business. Total warranty expense as a percentage of sales decreased slightly to 1.4 percent for the first nine months of fiscal 2026 as compared to 1.6 percent for the same period from a year ago.
Selling expenses increased in the first nine months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to increases in personnel-related wages and benefits and increased staffing levels to support future growth.
General and administrative expenses increased in the first nine months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to personnel-related wages and benefits and included $2.5 million for expenses related to management transitions and acquisition costs. During the first nine months of fiscal 2025, the Company incurred $9.0 million of consultant related expenses associated with the strategic and digital transformation initiatives and corporate governance matters.
Product design and development expenses increased in the first nine months of fiscal 2026 compared to the same period in fiscal 2025 primarily due to higher staffing costs and investments in advanced technologies and engineering services.
Interest income (expense), net in the first nine months of fiscal 2026 increased compared to the same period one year ago primarily due to higher cash levels invested in interest-bearing accounts. During the first nine months of fiscal 2025, the interest expense included interest on the Convertible Note, which was settled during fiscal 2025.
Change in fair value of Convertible Note results from accounting for the Convertible Note. The fair value change was primarily caused by the forced conversion of the entire Convertible Note in the third and fourth quarters of fiscal 2025. All amounts due under the Convertible Note were settled in fiscal 2025.
Other expense, net remained relatively flat in the first nine months of fiscal 2026 compared to the same period in fiscal 2025.
Income tax expense: For the nine months ended January 31, 2026, our effective tax rate was 22.3 percent compared to an effective tax rate of 109.2 percent for the nine months ended January 25, 2025. The higher tax rate in the first nine months of fiscal 2025 was primarily due to the impact of the fair value adjustment to the Convertible Note that is not deductible for tax purposes in proportion to pre-tax income, whereas the tax rate for the first nine months of fiscal 2026 is lower due to having no further impacts of fair value adjustments on Convertible Note.
Net income: For the nine months ended January 31, 2026, our earnings per diluted share was $0.75 compared to a loss per diluted share of $0.01 in the same period last year.

Reportable Segment Performance Summary
The following table presents financial performance information for our reportable segments, including a reconciliation of contribution margin, a non-GAAP measure, to GAAP operating income for the nine months ended January 31, 2026 and January 25, 2025:

	Nine Months Ended January 31, 2026
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$140,425		$236,192		$136,963		$53,122		$63,394		$630,096
Cost of sales	101,348	72.2%	181,134	76.7%	91,436	66.8%	36,925	69.5%	48,727	76.9%	459,570	72.9%
Gross profit	39,077	27.8	55,058	23.3	45,527	33.2	16,197	30.5	14,667	23.1	170,526	27.1
Selling	13,298	9.5	9,063	3.8	12,748	9.3	4,557	8.6	8,559	13.5	48,225	7.7
Contribution margin	25,779	18.4	45,995	19.5	32,779	23.9	11,640	21.9	6,108	9.6	122,301	19.4
General and administrative	—	—	—	—	—	—	—	—	—	—	43,901	7.0
Product design and development	—	—	—	—	—	—	—	—	—	—	31,643	5.0
Operating income	$25,779	18.4%	$45,995	19.5%	$32,779	23.9%	$11,640	21.9%	$6,108	9.6%	$46,757	7.4%

Orders	$127,958		$254,817		$138,109		$67,775		$50,130		$638,789

	Nine Months Ended January 25, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$115,614		$231,887		$125,444		$62,757		$48,224		$583,926
Cost of sales	87,795	75.9%	182,095	78.5%	81,032	64.6%	39,410	62.8%	41,252	85.5%	431,584	73.9%
Gross profit	27,819	24.1	49,792	21.5	44,412	35.4	23,347	37.2	6,972	14.5	152,342	26.1
Selling	12,808	11.1	8,172	3.5	11,932	9.5	4,080	6.5	7,819	16.2	44,811	7.7
Contribution margin	15,011	13.0	41,620	17.9	32,480	25.9	19,267	30.7	(847)	(1.8)	107,531	18.4
General and administrative	—	—	—	—	—	—	—	—	—	—	43,771	7.5
Product design and development	—	—	—	—	—	—	—	—	—	—	28,902	4.9
Operating income (loss)	$15,011	13.0%	$41,620	17.9%	$32,480	25.9%	$19,267	30.7%	$(847)	(1.8)%	$34,858	6.0%

Orders	$127,653		$199,555		$116,834		$48,819		$47,803		$540,664

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$24,811	21.5%	$4,305	1.9%	$11,519	9.2%	$(9,635)	(15.4)%	$15,170	31.5%	$46,170	7.9%
Cost of sales	13,553	15.4	(961)	(0.5)	10,404	12.8	(2,485)	(6.3)	7,475	18.1	27,986	6.5
Gross profit	11,258	40.5	5,266	10.6	1,115	2.5	(7,150)	(30.6)	7,695	110.4	18,184	11.9
Selling	490	3.8	891	10.9	816	6.8	477	11.7	740	9.5	3,414	7.6
Contribution margin	10,768	71.7	4,375	10.5	299	0.9	(7,627)	(39.6)	6,955	(821.1)	14,770	13.7
General and administrative	—	—	—	—	—	—	—	—	—	—	130	0.3
Product design and development	—	—	—	—	—	—	—	—	—	—	2,741	9.5
Operating income (loss)	$10,768	71.7%	$4,375	10.5%	$299	0.9%	$(7,627)	(39.6)%	$6,955	(821.1)%	$11,899	34.1%

Orders	$305	0.2%	$55,262	27.7%	$21,275	18.2%	$18,956	38.8%	$2,327	4.9%	$98,125	18.1%

(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
During the first nine months of fiscal 2026, total net sales and gross profit as a percentage of net sales increased, reflecting the cumulative impact of the following factors:
Commercial: The increase in net sales in the first nine months of fiscal 2026 compared to the same period one year ago was primarily driven by fulfilling orders in all niches, including On-Premise digital signage, Out-of-Home digital billboards, and Spectacular LED video display projects. Gross profit as a percentage of sales increased due to pricing strategies and higher sales volume over a relatively fixed cost structure. Selling expenses increased due to personnel related wages and benefits costs for investments in staffing to support future growth and an increase in bad debt reserves. Order bookings remained relatively flat.
Live Events: The increase in net sales in the first nine months of fiscal 2026 was driven by the fulfillment of a large project orders. The increase in gross profit as a percentage of sales in the quarter is attributable to higher sales volume over a relatively fixed cost structure. Selling expenses increased due to personnel-related wages and benefit costs for investments in staffing to support future growth. Order bookings vary because of large project booking impacts and seasonal sports impacts. The increase in order bookings is primarily driven by strong demand for large‑scale video display systems across professional sports venues, including multiple professional sports stadium and arena projects.
High School Park and Recreation: Sales increased during the first nine months of fiscal 2026 compared to the same period one year ago, reflecting continued expansion of video display installations in school and community markets. Gross profit as a percentage of sales was impacted by cost increases not fully absorbed by pricing strategies. Selling expenses increased slightly due to personnel related wages and benefit costs for investments in staffing to support future growth. Order bookings increased due to stronger demand for video display systems across school and community markets, supported by simplified offerings, expanded sales channels, and continued interest in interactive content solutions.
Transportation: Sales decreased during the first nine months of fiscal 2026 compared to the same period one year ago, primarily due to lower order bookings which reduced the level of backlog available to build. Gross profit as a percentage of sales decreased due to a shift in project mix to smaller projects with tighter margins and added tariff expense, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses increased due to personnel related wages and benefits costs for investments in staffing to support future growth. Order bookings increased compared to the prior year, primarily driven by strong demand in airports.
International: The increase in net sales in the first nine months of fiscal 2026, reflecting conversion of higher backlog into revenue, supported by large project execution and increased production volumes. Gross profit as a percentage of sales increased primarily due to higher sales volume and favorable project mix. Selling expenses increased due to personnel related wages and benefits costs for investments in staffing to support future growth. The increase in order bookings is primarily driven by successful bookings across the Middle East, Europe, and Australia, and the continued execution of global expansion strategies.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	January 31, 2026	January 25, 2025	Dollar Change
Net cash provided by (used in):
Operating activities	$54,322	$74,839	$(20,517)
Investing activities	(14,948)	(17,782)	2,834
Financing activities	(23,188)	(6,594)	(16,594)
Effect of exchange rate changes on cash	731	28	703
Net increase in cash, cash equivalents and restricted cash	$16,917	$50,491	$(33,574)
Net cash provided by operating activities: The $54.3 million of cash provided by operating activities during the first nine months of fiscal 2026 decreased from the $74.8 million in the same period of fiscal 2025. This decrease was primarily driven by a large increase in accounts receivable, which used $21.9 million of cash in fiscal 2026 compared to a $21.8 million source of cash in fiscal 2025. Inventory reductions and increased stock-based compensation partially offset this impact, while non-cash adjustments such as depreciation and amortization remained relatively consistent year-over-year. Changes in operating assets and liabilities used $4.6 million of cash in fiscal 2026, compared to a $31.0 million source of cash in fiscal 2025, mainly due to the shift in accounts receivable, accounts payable, and income tax receivable and payable, and inventory reductions.
The changes in net operating assets and liabilities for the nine months ended January 31, 2026 and January 25, 2025 consisted of the following:

	Nine Months Ended
	January 31, 2026	January 25, 2025
(Increase) decrease:
Accounts receivable	$(21,911)	$21,803
Long-term receivables	(1,850)	(2,755)
Inventories	3,022	25,043
Contract assets	(6,792)	15,761
Prepaid expenses and other current assets	(2,330)	1,173
Income tax receivables	2,628	(4,596)
Investment in affiliates and other assets	(4,330)	(954)
Increase (decrease):
Accounts payable	23,990	(16,871)
Contract liabilities	(1,886)	2,327
Accrued expenses	3,670	(3,656)
Warranty obligations	(192)	(3,574)
Long-term warranty obligations	1,758	1,920
Income taxes payable	2,316	(4,642)
Long-term marketing obligations and other payables	(2,731)	(15)
	$(4,638)	$30,964
Net cash used in investing activities: During the first nine months of fiscal 2026, net cash used in investing activities totaled $14.9 million, primarily driven by $10.4 million in purchases of property and equipment and $5.2 million in loans to affiliates. In comparison, the same period in fiscal 2025 saw $14.7 million in property and equipment purchases and $3.3 million in affiliate investments. Proceeds from the sale of property and equipment were $0.6 million in fiscal 2026 compared to $0.2 million in fiscal 2025.
Net cash used in financing activities: In the first nine months of fiscal 2026, financing activities resulted in a net cash outflow of $23.2 million, which included $22.8 million for repurchased shares, $2.6 million in payments on notes payable, and $0.6 million in tax payments related to RSU issuances. These were partially offset by $1.5 million in proceeds from stock option exercises and $1.4 million in borrowings on notes payable. In comparison, the first quarter of fiscal 2025 reflected a net outflow of $6.6 million, primarily driven by $9.0 million for repurchased shares and $1.7 million in payments on notes payable. These outflows were partially offset by $5.1 million in proceeds from the exercise of stock options.
Debt and Cash
On November 26, 2025, we entered into a new $71.5 million senior credit facility (the “New Credit Facility”) pursuant to a Credit Agreement (the “New Credit Agreement”). The New Credit Facility consists of a cash flow‑backed revolving line of credit (the “Revolver”) and a term loan that is not collateralized by real estate (the “New Term Loan”). We believe the New Credit Facility enhances financial flexibility in managing our operations and capital structure by extending maturities and providing committed liquidity. As of January 31, 2026, there were no advances under the New Term Loan, and the balance of letters of credit outstanding under the Revolver was approximately $1.9 million. For additional information on financing agreements, see “Note 8. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of January 31, 2026, we had $144.4 million in cash and cash equivalents. We believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under the New Credit Facility, will be sufficient to fund our working capital, capital expenditures, debt service, stock repurchases, and other financial requirements for at least the next 12 months.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
Our primary sources of cash and sources of funds for our operations are cash flows from operations, current cash and cash equivalents, investments in our affiliates, and borrowings under the New Credit Facility. We were in compliance with all debt covenants under the New Credit Agreement as of January 31, 2026, and we expect to remain in compliance with those covenants for at least the next 12 months.
Working Capital
Working capital was $234.2 million as of January 31, 2026, and $209.4 million as of April 26, 2025, reflecting a $24.8 million increase. This change was primarily impacted by fluctuations in key components such as an increase in cash and cash equivalents by $16.9 million, accounts receivable by $21.6 million, contract assets by $7.1 million, and accounts payable by $16.9 million. Inventory decreased by $2.2 million.

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

As of January 31, 2026, the Company had $6.7 million in retainage on long-term contracts included in receivables and contract assets, which is expected to be collected within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy prioritizes funding operations and growth investments, maintaining prudent liquidity and leverage ratios that reflect the cyclical nature of our business, reducing debt, and returning excess cash to stockholders through dividends and share repurchases. During the first nine months of fiscal 2026 and fiscal 2025, we repurchased shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), but did not issue dividends.
Our strategies for business growth and profitability improvement rely on capital expenditures and strategic investments. We project total capital expenditures of approximately $15.1 million for fiscal 2026. These expenditures will support the acquisition of manufacturing equipment for new or enhanced product lines, expanded production capacity, and increased process automation. Additional investments will target quality and reliability testing equipment, demonstration and showroom assets, and continued upgrades to our information infrastructure.

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
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of January 31, 2026, we had $66.0 million of bonded work outstanding.

Contractual Obligations and Commercial Commitments
During the first nine months of fiscal 2026, there were no material changes in our contractual obligations. See the Form 10-K for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the Form 10-K. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes to the significant accounting policies and critical accounting estimates identified in the Form 10-K during the first nine months of fiscal 2026.
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
There have been no material changes in our exposure to the market risks identified in the Form 10-K during the first nine months of fiscal 2026.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms and accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer believe the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended January 31, 2026. As a result of such evaluation, management of the Company concluded that, during the quarter ended January 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See “Note 9. Commitments and Contingencies” included in this Quarterly Report on Form 10-Q and “Note. 16. Commitments and Contingencies” included in the Form 10-K for further information on any legal proceedings and claims.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
On June 17, 2016, the Board authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding Common Stock. On March 4, 2025, the Board approved a $10.0 million increase in the limit under the Repurchase Program. On June 23, 2025, the Board approved an additional $10.0 million increase in the limit under the Repurchase Program. On December 9, 2025, the Board approved an additional $20.0 million increase for a maximum authorized value of $80.0 million as of January 31, 2026.

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

During the nine months ended January 31, 2026, the Company repurchased 1.3 million shares of Common Stock at a total cost of $22.8 million. As of January 31, 2026, $17.1 million of the $80.0 million authorized amount remained available for repurchase under the Repurchase Program.

The following table summarizes the Company’s repurchases of Common Stock during the third quarter of fiscal 2026.

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
November 2, 2025 - November 29, 2025	105,398	$18.45	105,398	$5,720,810
November 30, 2025 - December 27, 2025	—	—	—	$25,720,810
December 28, 2025 - January 31, 2026	442,103	$19.49	442,103	$17,103,852
Total	547,501		547,501
(1) The share repurchases described in the above table were made pursuant to the Repurchase Program authorized by the Board on June 17, 2016, as amended by the Board on March 4, 2025, June 23, 2025, and December 9, 2025.
Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our Common Stock under our Repurchase Program and, therefore, are excluded from the table above.
See “Note 8. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about the Repurchase program, including, but not limited to, restrictions on our ability to repurchase shares of Common Stock under the New Credit Facility.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
10b5-1 Trading Arrangements
During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act.

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

10.1
Credit Agreement, dated as of November 26, 2025, among Daktronics, Inc., the other Borrowers thereto, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.2
Pledge and Security Agreement, dated as of November 26, 2025, by and among Daktronics, Inc., Daktronics Installation, Inc., the other Grantors thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.3
Letter Agreement, dated as of November 25, 2025, by and between Daktronics, Inc. and Ramesh Jayaraman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).(3)

10.4
Separation and Release Agreement, effective January 31, 2026, by and between Carla S. Gatzke and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).(3)

10.5
Consulting Agreement, effective January 31, 2026, by and between Carla S. Gatzke and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).(3)

10.6
Second Amendment to the Consulting Agreement, effective February 1, 2026, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).(3)

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Date: March 4, 2026