Form 10-K
period 2026-05-02
DAKTRONICS INC /SD/
filed 2026-06-24
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 2, 2026
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (October 31, 2025), computed by reference to the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date, was approximately $867,125,359. For purposes of determining this number, the registrant has assumed that all executive officers, directors, and individual stockholders holding more than 10 percent of the registrant’s outstanding common stock are considered affiliates. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
The number of shares of the Registrant’s common stock outstanding as of June 15, 2026 was 48,284,844.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended May 2, 2026.

Auditor Name: Deloitte & Touche LLP	Location: Minneapolis, Minnesota	Auditor Firm ID: PCAOB No. 34

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED May 2, 2026

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS
This Annual Report on Form 10-K (including exhibits and any information incorporated by reference herein) (this “Form 10-K” or this “Report”) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. As used in this Report, the terms the “Company,” “Daktronics,” “we,” “our,” or “us” mean Daktronics, Inc. and its subsidiaries. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations with respect to, among other things: (i.) our competition; (ii.) our financing plans and ability to maintain adequate liquidity; (iii.) trends affecting our financial condition or results of operations; (iv.) our growth and operating strategies; (v.) the declaration and payment of dividends; (vi.) the timing and magnitude of future contracts, orders, and capital investment projects; (vii.) raw material shortages, lead times and related supply chain disruptions; (viii.) fluctuations in margins; (ix.) the seasonality of our business; (x.) the introduction of new products and technology; (xi.) the amount and frequency of warranty claims; (xii.) our ability to manage the impact that new or adjusted tariffs or trade wars may have on the cost of raw materials and components and our ability to competitively price and sell products; (xiii.) the resolution of litigation contingencies; (xiv.) the timing and magnitude of any acquisitions or dispositions; (xv.) the impact of governmental laws, regulations, and orders; (xvi) disruptions to our business caused by geopolitical events, military actions, war (whether or not declared), work stoppages, natural disasters, or international health emergencies; (xvii) uncertainties related to market and general economic conditions; (xviii) uncertainties related to financing (including changes in interest rates) and our ability to obtain additional financing on terms favorable to us, or at all; (xix) the Company’s potential need to seek additional strategic alternatives, including seeking additional debt or equity capital or other strategic transactions and/or measures; (xx) the Company’s ability to increase cash flow to support the Company’s operating activities and fund its obligations and working capital needs; (xxi) any changes in manufacturing strategies or facilities; (xxii) any future goodwill impairment charges; and (xxiii) the valuation of investment in and advances to affiliates. The words “may,” “might,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “project,” “continue,” “outlook,” “focus,” “goal,” “target,” “transform,” “expand,” “execute,” “ongoing,” “improve,” “grow,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control and cannot be predicted or quantified, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including, but not limited to, those discussed in the section of this Form 10-K entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and along with various disclosures in our other reports filed with or furnished to the Securities and Exchange Commission (the "SEC").

All such forward-looking statements speak only as of the date of this Report. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.
PART I.
Item 1. BUSINESS
Business Overview
Daktronics designs, manufactures, and sells electronic display systems and related solutions used in sports, commercial, and transportation applications. The Company’s offerings include standard display products as well as custom-designed and integrated systems that incorporate display hardware, control systems, and software.
The Company’s product portfolio ranges from small scoreboards and electronic displays to large-scale video display systems deployed in stadiums, arenas, commercial facilities, and other public venues. These systems are often integrated with related technologies, including control, timing, and audio systems, and are used to present real-time data, graphics, animation, and video.
Daktronics operates a vertically integrated business model that includes marketing and sales, engineering and product design and development, manufacturing, installation, and ongoing customer support. This lifecycle approach allows the

Company to support customers from initial system design and installation through long-term maintenance, upgrades, and replacement cycles.
In addition to equipment sales and installation, the Company provides services that include technical support, professional services, and software-based solutions that enable customers to operate and manage their display systems.
Daktronics was founded in 1968 in Brookings, South Dakota and became a publicly traded company in 1994.
The Company operates globally, with manufacturing, sales, and service capabilities that support customers across multiple geographic regions and end markets. We currently employ 2,693 people globally.
We are headquartered at 201 Daktronics Dr., Brookings, SD 57006, telephone 605-692-0200. Our Internet address is https://www.daktronics.com.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Daktronics makes available, free of charge on the “Investor Relations” section of our website at https://investor.daktronics.com/, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Exchange Act. Our reports and other information filed with the SEC are made available online as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not deemed to be incorporated by reference into this Report or filed with the SEC.
Additionally, you may read all of the materials that we file with the SEC by visiting the SEC's website at www.sec.gov. This site contains reports, proxy and information statements, and other information regarding the Company and other companies that file electronically with the SEC.
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
Industry Background
The market for large-format digital display systems has evolved from the use of traditional scoreboards and basic electronic displays to integrated visual communication systems that combine hardware, software, and services. Advancements in light emitting diode (“LED”) technology have enabled the development of high-resolution, energy-efficient displays capable of delivering dynamic video, graphics, and data in a wide range of environments.
Today, digital display systems are used across multiple vertical markets, including sports and live events, commercial and advertising, transportation, and other public and private infrastructure applications. These systems are used to inform, entertain, and engage audiences, and increasingly serve as platforms for advertising, real-time information delivery, and enhanced user experience.
Industry demand is supported by continued adoption of digital display technologies, including the ongoing transition from static to digital signage, increasing display resolution and size, and the use of integrated software and control systems to manage content and operations. In addition, the declining cost of display technologies and advancements in manufacturing processes have expanded the accessibility and application of these systems across a broader set of customers and use cases.
Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, technical contracting, professional services, and customer service and support. Each of those activities is described below:
Marketing and Sales. Our sales force is comprised of direct sales staff and resellers, including AV integrators, located throughout the world supporting all customer types in both sales and service. We primarily use our direct sales force for large integrated display system sales in professional sports, colleges and universities, and commercial spectacular projects. We also use our direct sales force to sell to out-of-home advertising companies, transportation system operators, and certain high school, park and recreation customers. The majority of our products sold by resellers are standard catalog products such as video boards and dynamic message systems and increasingly include indoor micro-LED configurable display systems. We also utilize resellers outside North America for large integrated system sales where we do not have a direct sales presence. We support our resellers through direct mail, email advertising, social media campaigns, trade journal advertising, product and installation training, trade show exhibitions, and accessibility to our regional sales and service teams and demonstration equipment.
Engineering and Product Design and Development. The large format electronic display industry is characterized by ongoing product innovations and developments in technology and complementary services. To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to system needs in the marketplace. We employ and contract with engineers and technicians in the areas of mechanical and electrical design; applications engineering; software design; quality design; and customer and product support. Product managers assigned to each product family assist our sales staff in training and implementing product improvements ensuring each product maintains maximum reliability and serviceability. We employ and contract with process engineers to assist in quality and reliability processing in our product design testing and manufacturing areas. We also make selected investments in and contract with affiliated companies to support and advance technologies and capabilities for our product lines and solutions.
Manufacturing. The majority of our products are manufactured in the United States, specifically in South Dakota and Minnesota. We also have manufacturing facilities in China and Ireland, and plan to open a facility in Mexico in fiscal 2027. We perform component manufacturing, system manufacturing (metal fabrication, electronic assembly, sub-assembly, and final assembly), and testing in-house for most of our products to control quality, improve response time, and maximize cost-effectiveness. Given the cyclical nature of some parts of our business and our dispersed sales geography, we balance and maintain our ability to manufacture the same products across our plants so we can efficiently utilize our capacity and reduce costs. A key strategy of ours is to increase standardization and commonality of parts and manufacturing processes across product lines using product platforms to increase efficiencies. Other strategies include supplier management programs, reduction in complexity focus, and lean manufacturing techniques. For more details on our facilities, see “Part I, Item 2. Properties” in this Form 10-K.
Technical Contracting. We serve as a technical contractor for larger display system installations requiring custom designs and innovative product solutions. The purchase of display systems typically involves competitive proposals. As part of our response to a proposal request, we may suggest additional products or features to assist the prospective customer in analyzing the optimal type of display system. We usually include site preparation and installation services related to the display system in our proposal. In these cases, we serve as a contractor and may retain subcontractors for electrical, steel, and installation labor. We have developed relationships with many subcontractors throughout the United States and internationally, producing an advantage in bidding and delivering on these projects. We are licensed as a general contractor in many jurisdictions.
Professional Services. To assist our clients’ ability to engage, inform, and entertain their audiences, we provide professional services including event support, event production curriculum, content creation, product maintenance, marketing assistance, initial and ongoing hardware and software training, control room design, and continuing technical support for operators.
Customer Service and Support. We offer limited warranties on our products, ranging from one to 10 years, against failure due to defective parts or workmanship. In addition, we offer service agreements of various scopes. To serve our customers, we provide help-desk access, parts repair and replacement, display monitoring, and on-site support. Our technical help desk has experienced technicians who are on-call 24 hours a day to support events and sites. Our field service personnel and third-party service partners are trained to provide on-site support. We use third-party service partners to allow us to respond to changes in volume of service requests we experience during our seasonal peaks.

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
Our product offerings fall into two broad categories: (1) various families of digital display hardware systems and (2) the control systems and software that manage and drive those displays. The following product families reflect this structure:
Audio/Visual Hardware and Digital Media Players
•Video displays/video walls
•Sport scoreboard solutions
•LED Message displays and signs
•ITS (intelligent transportation systems) dynamic message signs
•Mass Transit displays
•Sound systems
•Digital billboards
•Digital street furniture
•Digit and price displays
•Indoor dynamic messaging systems

Software and Controllers
•Venus® Control Suite (“VCS”)
•All Sport Scoring Control
•Show Control
•Camino
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
Video displays deliver content that serves as a revenue generation source for our customers through advertising or as an information and entertainment communication medium (such as scoring, statistics, live video, video replays, wayfinding, advertising, and control center information), or provide interior design elements to create luxurious space to feature digital art. These displays are supported by control software, video processing hardware, and proprietary digital media players that enable playback, routing, and management of live video, graphics, and scheduled content.
The control components for video displays in live event applications include our Show Control Software Suite, which can integrate newer features like our Camino graphics engine, as well as proprietary digital media players, and video processors. These control components provide capabilities for the display of live video and real-time content on our displays. The Show Control Software Suite can operate an entire network of displays within a venue from a single, intuitive control interface. Its features allow users to instantly deliver media clips, camera feeds, and streaming information to any display in a venue.

Sports Scoreboard Solutions. We provide integrated display systems for indoor and outdoor scoring applications, including fixed-digit scoreboards, video displays, sound systems, advertising panels, and accents. These systems are used in venues ranging from youth facilities and schools to college and professional venues. Our systems are typically controlled using Daktronics All Sport® scoring controllers and Show Control display control solutions, which are described below in the software and controller section.
LED Message Displays and Signs. The Galaxy® product line is a family of full-matrix displays, available in both indoor and outdoor models and controlled with VCS. Galaxy® displays are full color or monochrome with varying pixel spacing depending on color, size, and viewing distance. Galaxy® displays can display text, graphics and animation, as well as prerecorded video clips. They are used primarily to convey information and on-premise advertising to consumers.
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
Mass Transit Displays. Our Mass Transit products include a wide range of liquid crystal display (“LCD”) and LED display solutions for public transportation applications. Installations often involve a network of displays located on railway platforms, at bus stations, or on concourses within a transportation hub to guide travelers to their intended destination.
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
Digital Street Furniture. Our digital street furniture displays are pedestrian-level outdoor LED signage solutions used in OOH advertising and information applications. They are typically integrated into urban streetscapes – for example, mounted in bus shelters, sidewalk kiosks, campuses, or transit hubs – to present dynamic advertising or messaging at eye level to people passing by. These displays share robust design features with our other outdoor products: high-brightness LED imaging for clear visibility even in direct sunlight and durable, weather-resistant enclosures to withstand full outdoor conditions. Digital street furniture allows OOH advertisers and other customers to deploy engaging digital content in locations where traditional large billboards may not be practical (such as downtown pedestrian corridors or shopping centers), extending the reach of digital advertising into closer-viewing environments.
Digit and Price Displays. We provide digit-based electronic displays for numeric information such as fuel prices, time, and temperature. Our primary offering in this category is Fuelight™ digital price displays for fuel stations, which use high-brightness LED digits to ensure clear visibility of fuel prices and allow rapid price adjustments via our Fuelink™ control systems. The latest Fuelight™ displays incorporate flexible numeric display features, including a full-matrix digit design that enables multiple fonts and price formats for different branding or regulatory needs. The Fuelink™ control platform supports both handheld and in-store controllers, offering wired or wireless connections and integration with point-of-sale systems to update fuel prices quickly and consistently across one or many signs. We also continue to offer DataTime® time-and-temperature displays, which use electronic digits and sensors to show current time and ambient temperature, typically installed in venues like bank signs or building façades.
Indoor Dynamic Messaging Systems. Our indoor dynamic messaging solutions consist of networked digital signage systems deployed within interior environments. These solutions utilize either fine‑pitch LED displays or commercial LCD screens to present scheduled digital content, advertising, and informational messaging. The systems are managed and scheduled through our Venus® Control Suite (VCS) software platform, which enables customers to efficiently distribute and update content across single or multiple displays. Our indoor solutions are used across a range of markets, including retail (such as convenience stores), education, corporate environments, transportation and operations centers, and sports and live‑entertainment venues, enabling organizations to deliver targeted messaging to audiences within their facilities.

Venus® Control Suite (VCS) Software Platform.VCS is a cloud-capable enterprise software platform for digital display management. It provides centralized control of content scheduling and device operation across single displays or large networks of displays, deployed on customer premises or via a hosted cloud service. The platform includes scheduling tools that support both playlist-based content playback (configured as ordered loops) and slot-based scheduling models that allocate specific time intervals or percentages of display time across multiple content items or advertisers. These scheduling approaches are used across both OOH and on-premise display applications, depending on customer requirements. VCS provides secure, web-based remote access for configuring displays, scheduling and distributing content, and managing system settings. The platform also supports data integration and network management, enabling customers to incorporate real-time data (such as scores, statistics, and point-of-sale data) into content and to monitor and manage displays across multiple locations through a centralized interface. In applications requiring both scheduled and live content control, VCS can operate in conjunction with the Company’s Show Control system to support both pre-scheduled playback and real-time display updates. Content managed within the platform includes media, scoring, statistics, timing, advertising, wayfinding information, playback loops, and other visualizations.

All Sport Scoring Solutions. We offer scoring control solutions for a range of sports and levels of play through our All Sport family of controllers. The All Sport product line includes console-based controllers and software-based solutions, including All Sport Pro.

Show Control. Show Control is an integrated software and hardware platform that centralizes control of video displays in sports and entertainment venues. It enables synchronized, real-time and pre-programmed presentation of multimedia content and event data across multiple display assets to achieve a dynamic, seamless and immersive game-day production.

Camino. Camino is a real-time graphics and content compositing software platform that enables the creation, rendering, and automated playback of 2D and 3D data-driven content for live event production and broadcast applications. It integrates with Show Control systems to support synchronized, event-triggered, real-time data visualizations, and multi-display distribution across venues and broadcast environments.
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
Seasonality
Our net sales and profitability historically have fluctuated due to the impact of uniquely configured orders, such as display systems for professional sports facilities, colleges and universities, and spectacular projects in the commercial area, as well as the seasonality of the sports market. Uniquely configured orders can include several displays, controllers, and subcontracted structure builds, each of which can occur on varied schedules per the customer’s needs. Our third fiscal quarter sales and profit levels are generally lower than in other quarters because of the seasonality of our sports business, construction cycles, and the reduced number of production days due to holidays occurring in such quarter.
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
Working Capital
For information regarding working capital items, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Form 10-K.
Customers
We have a large and diverse worldwide customer base, ranging from local main street business owners, OOH companies, governmental agencies, and schools, colleges, and universities, to the owners and operators of premier professional sports arenas. Our customers are important to us, and we strive to serve them over the long-term to earn their future business. The loss of one or more customers could have a material adverse effect on us. See “Note 3. Segment Reporting” of the Notes to our Consolidated Financial Statements included in this Form 10-K for our primary markets and customers of each business unit.
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
Our product order backlog as of May 2, 2026 was $356.2 million as compared to $341.6 million as of April 26, 2025. Historically, our backlog varies due to the seasonality of our business, the timing of large projects, and customer delivery schedules for these orders. The increase in backlog is a result of more order bookings with the continued market adoption of digital display technology.
We expect to fulfill the backlog as of May 2, 2026 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from factors outside of our control, including customer site conditions.
Government and Other Regulation
In the United States and other countries, various laws, regulations, and ordinances related to our products and controllers restrict the installation of outdoor signs and displays, particularly in the commercial and transportation markets. These laws and regulations impose greater restrictions on electronic displays versus non-electronic displays due to alleged concerns over aesthetics or driver safety. Globally, our products are also subject to various regulations and standards including electromagnetic interference, electromagnetic compatibility, electrical safety, and flammability standards. We design and have our products tested for compliance with these regulations; however, these factors may prevent or inhibit us from selling products to some prospective customers in certain geographies.

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
Our global supply chain and sales distribution channels subject us to various trade compliance regulations. These requirements can include certification of country of origin, classification within the various tariff codes and trade agreements, compliance with other specific product or country import and export regulations; and payment of certain import or export tariffs, duties, or taxes.
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
Although there is no assurance that existing or future laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for compliance with government regulations. We believe we are in material compliance with government and other regulatory requirements.
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
During fiscal 2026, our development teams focused on advancing product features aligned with customer needs and reducing product costs. We focused these efforts on both standard display and control software offerings and in new emerging areas, including micro-LED displays and new software capabilities.

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
As of May 2, 2026, we employed approximately 2,423 full-time employees and 270 part-time and temporary employees. Of these employees, approximately 1,001 were in manufacturing, 478 were in sales and marketing, 542 were in customer service, 422 were in engineering, and 250 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We believe our relations with our employees are good.
Item 1A. RISK FACTORS
Investing in our common stock involves risk and our future results may be affected by a number of factors over which we have little or no control. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Form 10-K and documents incorporated by reference herein, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes, before making a decision to invest in our common stock. The discussion in this Item 1A contains forward-looking statements discussed above.
The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, operating results, and financial condition could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Macroeconomic Risks
Changes in trade policies and the imposition of tariffs, have affected, and may continue to affect, our results of operations and financial condition.
During fiscal 2025 and fiscal 2026, our business, operations, and financial results were impacted by changes in United States import tariff policies and the resulting responses from other countries. Our complex manufacturing processes in the United States, which generate approximately 80 percent of our manufactured output, rely on components and inputs sourced from over 40 countries. China has historically been a significant source of semiconductor-related components, including LEDs, printed circuit boards, and other integrated circuits. In addition, certain jurisdictions, including Canada, have imposed or may impose retaliatory tariffs on United States-origin goods, increasing the cost of exporting our products into those markets. United States tariff rates on these imports have ranged from approximately 10 percent to significantly higher levels, with certain proposed or applied rates substantially exceeding these levels.
While certain U.S. tariffs have been struck down by the courts, the United States has subsequently announced additional new tariffs on virtually all nonexempt imports, and the U.S. tariff rate remains elevated. Shifts in tariffs, trade agreements, import and export restrictions, trade sanctions, sector-specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in significant markets or markets where our significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact our sales volume, sales price, and production and other costs.
Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics, and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises, and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on our results of operations.
Following the invalidation of certain tariff actions, the Company has submitted, and will continue to submit, tariff recovery claims through the U.S. Customs and Border Protection (“CBP”) Commercial Accounting Program and Enforcement process seeking a refund of tariffs paid pursuant to the International Emergency Economic Powers Act (“IEEPA”). The amount, timing, and realization of any refund or credit remains uncertain and subject to CBP review.
In addition to direct tariff costs, our suppliers have incurred tariff-related costs in their own supply chains and the uncertainty of the tariff landscape continues to make these tariff-related costs volatile. Many of our supplies have passed these tariff-related costs to us and these costs may increase in the future. Alternative suppliers may charge higher prices or may not have sufficient capacity or reliability, which could further increase our costs or disrupt supply.
While we seek to mitigate these impacts through pricing actions, changes in manufacturing locations, supplier diversification, and product redesign, we may not be able to fully offset increased costs or implement such changes on a timely basis. Tariffs and trade policies are expected to continue to evolve, and the United States, other countries, and international trade bodies may institute new tariffs or more restrictive trade policies or remedies. As a result, we may face additional uncertainties and adverse impacts on our business, financial condition, and results of operations.
In addition, competitors may benefit from manufacturing or sourcing strategies, including near-shoring or alternative supply chain structures, or may qualify for tariff exemptions or more favorable trade treatment that are not available to us, which could place us at a competitive disadvantage.
Impacts on our business include, but are not limited to: (i) increased raw material and component costs due to tariffs or supply constraints; (ii) disruptions in the availability of components; (iii) challenges in planning and optimizing our global supply chain, leading to increased operating costs and reduced profitability; (iv) delays or reductions in customer orders due to economic uncertainty or tariff-related pricing impacts; and (v) the need to increase prices, which may reduce demand or adversely affect our competitive position.
Global conflicts could adversely impact our business and financial results.
Geopolitical tensions or conflicts in regions where we conduct business, including the Middle East, may result in delays in customer decision-making, project timing, or order activity, and could reduce or disrupt demand in affected markets. To date, we have not experienced material disruptions from certain regional conflicts; however, ongoing uncertainty may negatively impact customer demand, project timing, or execution in these regions in future periods, and may also restrain shipping routes, cause increases in inflation, or result in cyberattacks. We cannot predict the extent to which these factors may affect our business, financial condition, or results of operations.
Our business is sensitive to global economic conditions, including recessions, inflation, and interest rate fluctuations. Weakened global economic or recessionary conditions may materially and adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced downturns and recessions from time to time during which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; reduced liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; increased unemployment; bankruptcies; and overall economic uncertainty. These conditions affect consumer and entertainment spending and could materially and adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value of their contracts, or affect attrition rates, all of which could adversely affect our operating results.
In addition, these demand fluctuations may reduce our ability to effectively utilize our capacity and negatively impact our results of operations.
We rely on global supply chains, and inflationary pressures may increase our input costs faster than our ability to raise prices. In addition, disruptions in global supply chains may limit our ability to obtain parts and components or increase the cost of those inputs. These factors could have a material adverse effect on our results of operations.

The interest rates applicable to borrowings under our credit agreement with JPMorgan Chase Bank, N.A. are based on variable rate benchmarks, including the Secured Overnight Financing Rate (“SOFR”), or alternative base rates, and are influenced by broader market conditions and monetary policy. As a result, increases in these benchmark rates will increase the cost of borrowings under our credit facility. In addition, we incur commitment fees on unused portions of our revolving credit facility, which may increase our overall financing costs.
Unexpected events, including natural disasters, weather events, wars, terrorist acts, and pandemics, may increase our cost of doing business or disrupt our operations.
We operate manufacturing operations in three locations in the United States, Brookings, South Dakota, Sioux Falls, South Dakota, and Redwood Falls, Minnesota, and we have production facilities in Ireland and China. Additionally, we plan to open a new manufacturing facility in Saltillo, Mexico during fiscal 2027. Unexpected events could result in damage to, and a complete or partial closure of, one or more of our manufacturing facilities, which could make it difficult to manufacture and deliver products to our customers, thereby adversely affecting our business, operating results, or financial condition. Additionally, such events could disrupt our data centers or cloud-based infrastructure, or result in cybersecurity incidents, potentially rendering critical computing processes and systems temporarily unavailable, which may impair our ability to operate effectively.
The occurrence of one or more unexpected events in the United States or in other countries may impact the operations of our suppliers and customers, may disrupt our operations and could create additional uncertainties, forcing customers to reduce, delay, or cancel already planned projects or cause our suppliers not to perform, resulting in parts and component shortages, or disrupt transportation and logistic networks.
Risks Related to Our Business and Industry
We depend on a single-source or a limited number of suppliers for our raw materials and components from countries around the world. The loss, interruption, or material change in our business relationships with our suppliers or in global supply chain conditions may result in a disruption in our supply chains and a substantial increase in the costs of such raw materials and components.
Geopolitical tensions can impact our ability to obtain key materials and components. Such changes can result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in lost sales and customer relationships and cause harm to our sales, financial condition, and results of operations.
The performance and financial condition of a supplier may cause us to alter our business terms with that supplier, cease doing business with that particular supplier, or change our sourcing practices. Our suppliers are subject to fluctuations in global economic cycles and conditions, governmental regulations, and other business risk factors which may impact their ability to operate their businesses. Our supply chain includes semiconductor-type components including LEDs, printed circuit boards, and other integrated circuits, which are sourced or packaged directly or indirectly primarily through suppliers in Taiwan or China. Imports from China to the United States have been subject to increased import/export controls and tariffs, which may increase costs, limit availability of key components, or disrupt our supply chain. Geopolitical tensions, tariff and trade controls, other governmental actions, and shipping disruptions can impact our suppliers’ ability to deliver components and raw materials.
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
In order to reduce manufacturing lead times and plan for adequate component supply, from time to time, we may issue purchase orders or prepay for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead times to ensure adequate supply to support long-term customer demand and mitigate the impact of supply disruptions. If we are unable to use all of the components we have purchased, we may have excess inventory or obsolescence, or increased inventory or carrying costs, which could have an adverse impact on our results of operations or financial condition.

We operate in highly competitive markets and face significant competition and pricing pressures. If we are not able to continue to enhance existing products or are unable to keep up with the rapidly changing product developments and new technologies, or effectively market and compete with our new or enhanced products that respond to customer needs and preferences, we could lose market share and orders, which would negatively impact our results of operations.
The electronic display industry is characterized by ongoing product improvement, innovation, and development and low-cost competition. We compete against products produced in foreign countries and the United States. Our competitors may develop lower-cost or lower-featured products, may be willing to charge lower prices to increase their market share, bring new products to the market faster, or offer new or differentiated products, services, and controller offerings. Some competitors have more capital and other resources, which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. Other competitors use sponsorships as a way to win business at a particular location or market. In addition, our products compete with other forms of advertising, such as television, print media, digital and mobile, and fixed display signs.
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
We rely on a variety of intellectual property used in our products and services. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In particular, the laws of certain countries in which our products are sold do not protect our products and intellectual property to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources even if we ultimately prevail.
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
We cannot control all of the various factors that might affect our suppliers’ timely and effective delivery of raw materials and components to our manufacturing facilities or the availability of freight capacity for us to deliver products to our customers. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our results of operations.
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
Cost inflation and shortages of the raw materials and components used to manufacture our products have and may continue to occur due to various factors, such as worldwide demand, natural disasters, logistics disruptions, war and other conflicts, and trade regulations.
In addition, we are currently experiencing cost inflation across certain commodity and electronic component categories. Aluminum, which is used extensively in our display cabinets, structures, and related products, has experienced price increases driven by market conditions, tariffs, and supply chain factors, increasing our manufacturing costs. Similarly, increased industry demand for certain computing components associated with artificial intelligence and data center infrastructure investments has contributed to higher costs and supply constraints for certain inputs used in our products. While we continue to pursue sourcing, design, and pricing actions to mitigate these impacts, sustained inflation or shortages in these categories could adversely affect our margins, competitiveness, financial condition, and results of operations.
Electronic and other components and materials used in our products are sometimes in short supply, which may impact our ability to meet customer demand. Transportation costs and availability can fluctuate due to fluctuations in oil prices and other social, economic, and geopolitical factors. Certain key components, including semiconductor memory and related electronic inputs, have experienced supply constraints and cost increases, which have increased, and may continue to increase, our input costs and adversely affect our results of operations.
If we experience shortages or increases in the prices we pay for raw materials and components and are unable to pass on those increases to our customers or are unable to manufacture our products at all or on a timely basis, it could negatively affect our business, financial condition, or results of operations, as similar conditions have adversely affected our business in the past. In addition to increased costs, these factors could delay delivery of products, which may result in the assessment of liquidated damages or other contractual damages that could negatively impact our profits.
Trade disruptions and trade policies between countries could make us subject to additional regulatory costs and challenges, affect global economic and market conditions, and contribute to volatility in foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program. We seek to mitigate these impacts through vendor negotiations, alternative sourcing, and pricing adjustments; however, these efforts may not be successful.
Our global manufacturing and sales operations expose us to risks that could materially and adversely impact our business.

Expanding our international footprint is an important part of our growth strategy; however, operating across multiple countries exposes us to risks that may not present in our domestic operations. We manufacture certain products and source components in multiple international locations, including China, and a portion of these products and components are imported into the United States and other markets, which increases our exposure to tariffs, trade restrictions, and other cross-border regulatory risks.

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

In addition, international operations, including our manufacturing expansion in Mexico, often require significant upfront investment in market development, personnel, and facilities, which may not yield immediate returns. Legal systems, intellectual property protections, and enforcement mechanisms may be less predictable or less robust in some jurisdictions, increasing our exposure to potential disputes or infringement.

These and other factors may impact our ability to operate efficiently and profitably in international markets. Although we attempt to manage these risks, there can be no assurance that our efforts will be successful or that international operations will not have a material adverse effect on our business.

We depend on third parties to complete some of our contracts.
Depending on a contract’s scope of work, we may engage third-party subcontractors for on-site installation and service-related activities, use manufacturers for structures or elements related to installations, rely on contract manufacturers for certain product lines, or purchase specialty non-display system components from third parties. If we are unable to engage qualified subcontractors, manufacturers, or other third-party providers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third party subcontractors or manufacturers, the amount we are required to pay may exceed what we have estimated, and we may suffer reduced margins or losses on these contracts. If the subcontractor or manufacturer fails to perform, we may be required to source these services to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or faulty workmanship, resulting in claims against us for failure to meet required project specifications and negatively impacting our financial condition and results of operations.
These third parties are subject to fluctuations in global economic cycles and conditions and other business risk factors which may adversely impact their ability to operate their businesses. The performance and financial condition of the third parties may cause us to modify our business terms or cease doing business with a particular third party.
We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may materially and adversely affect our business and operating results.
We adjust our production and services capacity and the overhead supporting order fulfillment based on anticipated market demand. Market demand, however, has not always developed as expected or remained consistent. These underutilization and overbooking capacity risks can potentially decrease our profitability and result in the impairment of certain assets.
The following factors are among those that could complicate capacity planning for market demand: (i) changes in the demand for and mix of products that our customers buy; (ii) tariff landscape and import/export controls; (iii) our ability to scale down or to add and train our manufacturing and services staff in advance of demand changes; (iv) the market’s pace of technological change; (v) variability in our manufacturing or services productivity; (vi) long lead times for and availability of raw materials and components used in production; (vii) our ability to engage qualified third parties; (viii) geographic location of orders and related shipping methods; and (ix) long lead times associated with capital expenditures for plant and equipment.

Our results of operations on a quarterly and annual basis have and are likely to continue to fluctuate and be substantially affected by the size and timing of large contract order awards.
Customer demand and the timing and size of large contracts create volatility in supply chain planning and capacity requirements to fulfill orders. Awards of large contracts and their timing and amounts are difficult to predict, may not be repeatable, and are outside of our control. Market demand has not always developed as expected or remained at a consistent level. Adjusting supply chain material planning and production and services capacity to meet this variability in demand can increase costs. Demand for our products is also influenced by trends and capital spending within key end markets, which may be adversely affected by economic or industry-specific conditions. Large contracts or customer awards include projects for college and professional sports facilities markets, the OOH niche, the transportation market, and the large spectacular niche. These projects can have short delivery time frames.
Some factors that may cause our operating results to vary due to timing and size of the awards include: (i) the timing of orders and related deliveries, including delays or cancellations of orders; (ii) our ability to obtain raw materials and components timely and at reasonable prices; (iii) our ability to adjust and utilize production and services capacity; (iv) our ability to engage third parties to support production and fulfillment; (v) new product introductions; (vi) variations in product mix; and (vii) customer financial wherewithal and the related economic conditions impacting their business.
Operating results in one or more quarters of a fiscal year may not be indicative of future operating results.
We enter into fixed price contracts, which could reduce our profits if actual costs exceed estimated costs.
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
Our backlog may not be indicative of future revenue, profitability, or results of operations.
Many of our products have long sales, delivery, and acceptance cycles. In addition, our backlog is subject to order cancellations and delays. Orders normally contain cancellation provisions to permit our recovery of costs expended as well as a pro-rata portion of the profit. If projects are delayed, revenue recognition may be extended over longer periods, and projects may remain in backlog for longer than initially anticipated. If we receive relatively large orders in any given quarter, fluctuations in quarterly backlog levels may occur, as backlog levels in one period may not be sustained in subsequent periods.
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
As of May 2, 2026, a provision for expected credit losses of $3.8 million was recorded as management’s analysis concluded the loans related to an affiliate, in which the Company has an investment, are anticipated to be uncollectible.
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
We provide warranties on our products with terms varying from one to 10 years. In addition, we offer extended warranties. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. Our products are often complex systems that must operate reliably in a variety of environmental and application conditions, and may require integration with customer infrastructure or third-party components. Failures, performance issues, or integration challenges could result in increased costs, customer dissatisfaction, contractual claims, or reputational harm. Although we continually monitor our warranty claims and accrue a liability for estimated warranty costs, unanticipated claims could have a material adverse impact on our financial results. In some cases, we may be able to subrogate a claim back to a subcontractor or supplier if the subcontractor or supplier supplied the defective product or performed the service, but this may not always be possible. In addition, the need to repair or replace products with design and manufacturing defects could adversely affect our reputation. Remediation of a claim may take time and could result in lost or deferred revenue, lead to costly warranty expenses, and have a material adverse impact on our financial condition and operating results.
The terms and conditions of our credit facilities impose restrictions on our operations, and if we default on our credit facilities, it could have a material adverse effect on our results of operations and financial condition, make us vulnerable to adverse economic or industry conditions, and result in liquidity issues.
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
The financial, management and other risks and challenges associated with these activities include, but are not limited to, the following: (i) diversion of management attention; (ii) difficulty with integrating acquired businesses; (iii) adverse impact on overall profitability if the expanded operations or investments in affiliates do not achieve the strategic benefits forecasted; (iv) potential loss or adverse relationship with or a change of key employees, customers, or suppliers of the acquired business; (v) inability to effectively manage our expanded operations; (vi) difficulty with the integration of different corporate cultures; (vii) personnel issues; (viii) increased expenses; (ix) assumption of unknown liabilities and indemnification obligations; (x) potential disputes with the buyers or sellers; (xi) the time involved in evaluating or modifying the financial systems of an acquired business and the establishment of appropriate internal controls; (xii) incorrect estimates made in the accounting for the transaction that cause misstatements of acquisition assets and liabilities; and (xiii) incorrect assumptions and estimates made in accounting for the value of such asset.
There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits.

As of May 2, 2026, we had no remaining investments in or advances to affiliates. During fiscal 2026, we recorded a provision for losses of $3.8 million related to an affiliate note determined to be uncollectible. In fiscal 2025, we recorded a provision for losses of $15.5 million related to a different affiliate note determined to be uncollectible.
If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.
We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded in our Consolidated Balance Sheets as described in “Note 5. Goodwill and Intangible Assets” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
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
We perform our annual impairment test on the first day of our third fiscal quarter. Management concluded that no goodwill impairment existed for fiscal years 2026, 2025, and 2024 based on its annual impairment testing.
We may fail to continue to attract, develop, and retain key personnel, including management personnel, which could negatively impact our operating results.
We depend on qualified employees, including experienced and skilled technical personnel, to design, market, fulfill, and serve our customers. Qualified employees can be in high demand and limited in availability. We depend on the performance of our senior executives and key employees, including experienced and skilled technical personnel. The loss of any of our senior executives could negatively impact our operating results and ability to execute our business strategy. Our future success will also depend upon our ability to attract, train, motivate, and retain qualified personnel to maintain and grow capacity. We have recently appointed a new Chief Executive Officer and are currently recruiting for a new Chief Financial Officer. The effectiveness of this leadership transition, including the timing and outcome of the Chief Financial Officer search, could impact our ability to execute our business strategy and achieve our objectives.
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
We are involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising in our business. Litigation, investigations, and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings and outcomes can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, indemnity claims, or other liabilities to the extent we are not insured against a loss or our insurance fails to provide adequate coverage. Also, a well-publicized actual or perceived threat of litigation could adversely affect our reputation and reduce the demand for our products. See “Note 17. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on litigation obligations.
Information Systems, Legal, and Regulatory Risks
Our business depends on numerous complex information systems and technologies. Any failure to maintain these systems, a network disruption, a misuse of technologies, or breaches in data security could result in business disruption or the loss of confidential or proprietary information and have a material adverse effect on our business.
We rely heavily on complex information systems and technologies for the successful operation of our business, the support of our offerings, and the collection and retention of business data. Any information system failure or security breach could adversely affect our operations, and we cannot guarantee that our data could be restored and the vulnerabilities remediated. Despite the security measures we have in place, our systems and those of our third-party service providers may be vulnerable to cybersecurity incidents, including ransomware, computer viruses, malicious attacks, programming errors, human error, or other similar events. The increasing use of artificial intelligence (“AI”) technologies may further increase the sophistication and frequency of cybersecurity threats.
Our use of AI technologies in our business processes and decision-making may introduce additional risks. These technologies may result in the unintended disclosure of confidential information if sensitive data is used as an input or otherwise exposed through their use. In addition, AI systems may generate inaccurate, incomplete, or misleading outputs. Reliance on such outputs could adversely affect our operations, decision-making, or customer relationships and could expose us to reputational harm, contractual claims, or other liabilities. Our use of AI technologies may also give rise to intellectual property or other legal risks, including potential claims related to the use of data or outputs generated by such systems.
Any misappropriation, loss, or unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations. We could face significant costs, including remediation, investigation, penalties, litigation, and reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations. For further discussion of our cybersecurity programs, please the discussion set forth in this Form 10-K “Part I, Item 1C. Cybersecurity.”
Increases in the cost or limited availability of computing infrastructure, including memory and processing resources, could adversely affect our business, financial condition, and results of operations.
Some of the services we provide to customers depend on access to substantial computing infrastructure, including memory, networking equipment, and cloud-based computing services. Demand for high-performance computing infrastructure has increased significantly in recent years in part due to the rapid adoption and proliferation of AI, machine learning, and other data-intensive technologies. This increased demand has contributed to supply constraints, longer procurement lead times, and higher prices in certain components, including memory and processing-related components, as well as the broader computing infrastructure. These trends may continue or intensify as AI-related workloads expand across industries.
In particular, increased demand for memory, processors, and other key electronic components may limit availability or reduce our purchasing leverage with suppliers. The cost of acquiring, leasing, or accessing compute and memory resources may continue to increase due to growing industry demand, supply chain constraints, geopolitical factors, inflationary pressures, changes in vendor pricing, tariffs, or other market conditions. In addition, shortages of high-performance computing components, including advanced memory technologies and AI-optimized processors, could limit our ability to obtain sufficient capacity on acceptable terms or within required timeframes. If we are unable to secure adequate computing or memory capacity on commercially reasonable terms, manage procurement lead times effectively, or if the costs of such infrastructure increase rapidly, or if we are unable to pass increased costs through to customers, we may experience negative effects on our business, financial condition, and results of operations.

Our global operations expose us to global regulatory, geopolitical, economic, and social changes and add additional risks and uncertainties which can harm our business, operating results, and financial condition.
Our domestic and foreign operations, sales, earnings, and strategies for profitable growth can be adversely affected by global conditions and compliance with international laws, regulations, and governmental actions. These conditions include political developments; economic changes; unfavorable trade policies; changes in foreign and domestic laws, regulations, or governmental requirements; changes in treaty and trade relationships; the imposition of government restrictions or emergency measures that differ among jurisdictions; and changes in monetary and fiscal policies.
Additional risks include changes in economic or political conditions; the pricing and marketing of our products; local labor conditions and regulations; reduced protection of intellectual property rights; changes in regulatory or legal environments; lack of well-developed legal systems; foreign currency restrictions and exchange rate fluctuations; and burdensome taxes, tariffs, and other trade regulations or barriers. Other exposures and uncertainties include changing social conditions and attitudes, terrorism, political instability, and armed conflicts.
We also face operational challenges in managing our global footprint, including staffing and managing multiple locations and addressing logistical and communication challenges. The likelihood and impact of these risks vary by country, are outside of our control, and are difficult to predict.
Our business involves the use of hazardous materials, and we must comply with environmental, health, and safety laws and regulations, which can be expensive and restrict how we do business.
Our business involves the blending, controlled storage, use, and disposal of hazardous materials. We and our suppliers are subject to federal, state, local, and foreign laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe the safety procedures we utilize for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal, or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business, financial condition, and results of operations may be adversely affected, and our reputation may be harmed. Additionally, future laws regarding hazardous materials may increase our costs with respect to their use and disposal.
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
There is continued focus and evolving expectations from regulators, investors, employees, customers, and other stakeholders relating to ESG matters, with regulatory approaches differing across jurisdictions. We periodically communicate our ESG initiatives, which include prioritizing people, community, environmental, and product stewardship. Certain market participants, including major institutional investors, proxy advisory firms, and capital providers, use benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions or recommending voting positions. We have limited and in some instances no visibility or control over these scores or their underlying methodologies. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital.
The ESG regulatory environment is evolving and, in some cases, becoming fragmented, with certain jurisdictions increasing disclosure and compliance requirements while others are reducing or revising such requirements. This may result in increased costs, complexity, and challenges in complying with applicable requirements. At the same time, there are efforts by some stakeholders to increase companies’ focus on ESG matters, while others are seeking to reduce or limit such efforts. Both advocates of and opponents to certain ESG matters are increasingly engaging in a range of activities, including media campaigns, shareholder proposals, and litigation, to advance their perspectives.
In addition, we may be subject to increased regulatory scrutiny, investigations, litigation, or enforcement actions relating to our ESG disclosures, initiatives, or public statements, including potential claims regarding the accuracy or completeness of such disclosures or allegations of “greenwashing.” Compliance with evolving ESG-related requirements may require significant data collection, validation, and reporting efforts, including the potential need for enhanced internal controls or third-party assurance, which could increase our costs and complexity. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, achieving our ESG initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations.
Global tax law changes may adversely affect our business, financial condition, and results of operations.
We are subject to the income tax laws of the United States and its various state and local governments, as well as several foreign tax jurisdictions. Our future income taxes could be materially adversely affected by changes in the amount or mix of earnings among countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or the interpretation of tax rules and regulations in jurisdictions in which we do business, changes in tax laws, or the outcome of income tax audits and any related litigation. The United States Tax Cuts and Jobs Act of 2017 is one such example of legislation that has impacted our effective tax rate.
Further changes in tax laws in the United States and foreign jurisdictions could arise, including additional tax reform in the United States and evolving international tax frameworks, such as those developed by the Organization for Economic Co-operation and Development (“OECD”). These developments include the implementation of global minimum tax regimes and related guidance across multiple jurisdictions, which may differ in scope, timing, and application. These changes may result in increased complexity, compliance burdens, and uncertainty with respect to our global tax position.
Both U.S. tax reform and international tax developments may materially affect long-standing tax positions and principles, including the taxation of foreign earnings and cross-border transactions. These changes could increase tax uncertainty and may adversely affect our business, financial condition, and results of operations.
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
If we identify control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation, investigations, or administrative proceedings; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.

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
The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. As required, we have filed annual Forms SD with the SEC since 2014 reporting our work performed to gain information on the source of conflict minerals we use. We incur costs associated with complying with these disclosure requirements. As we continue our due diligence, we may face reputational challenges if we continue to be unable to verify the origins of all conflict minerals used in our products. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier, which could negatively affect our business, financial condition, and results of operations.
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
•under the DGCL, stockholders who do not approve a change in control generally do not have the right, solely by reason of their dissent, to receive a judicially determined control premium or other premium for their shares, although appraisal rights may be available in certain transactions; and
•in general, Section 203 of the DGCL prohibits us from engaging in a Business Combination (as defined below) with an Interested Stockholder (as defined below) for a period of three years after the date of the transaction in which the person became an Interested Stockholder unless: (i) our Board approved either the Business Combination or the transaction in which the stockholder became an Interested Stockholder prior to the date the interested stockholder became an Interested Stockholder; (ii) the Interested Stockholder acquires at least 85 percent of our common stock (excluding shares owned by our directors, officers, and certain participants in employee stock purchase plans) in the transaction in which it became an Interested Stockholder; or (iii) the business combination is approved by our Board and the affirmative vote of at least two-thirds of the votes entitled to be cast by disinterested stockholders at an annual or special meeting of our stockholders. The DGCL permits a corporation to opt out of, or choose not to be governed by, Section 203 of the DGCL by expressly stating so in its original certificate of incorporation (or subsequent amendment to its certificate of incorporation or bylaws approved by its stockholders). The Certificate of Incorporation does not contain a provision expressly opting out of the application of Section 203 of the DGCL. Therefore, the Company is subject to Section 203 of the DGCL .

A “Business Combination” is defined under the DGCL broadly to include mergers, consolidations, asset sales, and other transactions resulting in a financial benefit to an interested stockholder. Section 203 of the DGCL generally defines an “Interested Stockholder” as an entity or person beneficially owning 15 percent or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person.

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
Additionally, if we fail to meet or exceed the expectations of securities analysts and investors, or if one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates, and forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio, press reports, podcasts, and blogs.
Activist stockholder activity has impacted, and may continue to impact, our governance, operations, strategic directions, and the value of our common stock.
We have experienced activist stockholder activity that has led to changes in our Board composition and governance practices, and the possibility of future activism could have a material adverse effect on our business, financial condition, or results of operations, as well as the price of our common stock.
On March 3, 2025, we entered into a cooperation agreement with Alta Fox Capital Management, LLC (together with certain of its affiliates, “Alta Fox”) (the “Alta Fox Cooperation Agreement”), our largest stockholder. Pursuant to the Cooperation Agreement, an Alta Fox-recommended candidate was appointed to our Board of Directors and the Transformation Committee of the Board, and we committed to various governance and investor engagement initiatives, including hosting an Investor Day and seeking Alta Fox’s input on our search for a new Chief Financial Officer (“CFO”).

Alta Fox has agreed to customary standstill and voting provisions through our 2027 annual meeting of stockholders and has withdrawn its litigation against the Company with prejudice.
In response to stockholder engagement, including activist activity, we are pursuing various strategic and operational initiatives. These initiatives may not be successfully implemented, may disrupt our operations, or may not achieve the expected benefits within the anticipated timeframes, if at all.
Any future activist campaigns, whether by current stockholders or new investors, could be costly and time-consuming, disrupt our operations, divert the attention of management and our Board, interfere with our ability to execute our strategic plans, and create uncertainty among employees, customers, and investors. These impacts, alone or in combination, could materially adversely affect the market price and volatility of our securities.
Our founder and former Chairman of the Board and his family may have the ability to significantly influence all matters submitted to our stockholders for approval.
Daktronics co-founder Dr. Aelred Kurtenbach served as our Chairman of the Board until September 3, 2014. Dr. Aelred Kurtenbach’s family members currently serve or have recently served as executive officers of the Company. His son, Mr. Reece A. Kurtenbach, served on our Board of Directors until February 1, 2026 and served as Chief Executive Officer (“CEO”) of Daktronics until March 5, 2025. One of Dr. Aelred Kurtenbach’s children currently serves as our Vice President of Manufacturing, and another of his children previously served as Vice President of Human Resources and Secretary through January 31, 2026.
Together, these individuals, in the aggregate, beneficially own shares of our outstanding common stock. Although this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, and may be able to influence our management and affairs. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, that might affect the prevailing market price for our common stock.
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
•a risk management process used to assess the risks from cyber threats posed by the use of independent third-party service providers that process and store data. We assess the risks from cybersecurity threats posed by such services; and
•an AI committee to set Company-wide policy and drive the safe and responsible use of AI technologies.

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on us. Despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, mitigate, and remediate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. For more information about the cybersecurity risks we face, see the risk factor in this Form 10-K entitled “Our business depends on numerous complex information systems.” Any failure to maintain these systems, a network disruption, or breaches in data security could cause a material adverse effect on our business” included as part of our risk factor disclosures in Part I, Item 1A. of this Form 10-K.
Cybersecurity Governance
The Strategy and Risk Committee of the Board (the “Strategy and Risk Committee”) oversees the Company’s cybersecurity risks and strategy, including our Cybersecurity Program. A member of the Strategy and Risk Committee has bachelor’s and doctoral degrees relevant to and experience in cybersecurity and information technology trends. Management provides the Strategy and Risk Committee with periodic reports on cybersecurity risks, risk mitigation in place and planned, and any material cybersecurity incidents. These reports are provided to our Board of Directors. If a material cybersecurity incident were to occur, the Audit Committee of the Board (the “Audit Committee”) would oversee the financial reporting and disclosure and law compliance aspects.
Our Cybersecurity Program and team of cybersecurity professionals and resources are led and supervised by our Vice President of Information Technology, who has over 25 years of experience in information technology. To execute the Cybersecurity Program and promote compliance with applicable cybersecurity laws, regulations, and reporting requirements, we utilize internal and external technical experts in cybersecurity risk management, data and network security structures, and incident response and security operations. Our cybersecurity team monitors the prevention, detection, mitigation, management, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment. As part of the Cybersecurity Program, our executive management team is regularly informed about the monitoring, prevention, detection, mitigation, management, and remediation efforts.
Item 2. PROPERTIES

Our principal properties include space for manufacturing products, designing and testing new developments or processes, and employee collaboration space. Our properties are generally aligned with our business segments; however, we manufacture the same products across our manufacturing facilities to efficiently utilize capacity and reduce costs. We consider all our properties to be both suitable and adequate to meet our requirements for the foreseeable future. We also lease other properties to support our employees throughout the United States and internationally, none of which are individually material.

Our principal properties consist of the following:

Facilities	Owned or Leased	Square Footage	Facility Activities
Brookings, SD, USA	Owned	771,000	Corporate Headquarters, Manufacturing, Sales, Service
Redwood Falls, MN, USA	Owned	151,000	Manufacturing, Sales, Service, Office
Ennistymon, Ireland	Owned	62,000	Manufacturing, Sales, Service, Office
Saltillo, Mexico	Leased	111,000	Manufacturing, Sales, Service, Office
Sioux Falls, SD, USA	Leased	277,000	Manufacturing, Sales, Service, Office
Shanghai, China	Leased	163,000	Manufacturing, Sales, Service, Office

Item 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See “Note 17. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on any legal proceedings and claims.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is quoted on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol DAKT. Daily market activity, along with quoted prices and other trading information, are readily available for our common stock on numerous websites, including www.nasdaq.com. As of June 15, 2026, we had 726 stockholders of record.
Dividend Policy
We currently do not pay any dividends on our common stock. However, the Board has the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that the Board deems relevant.
Stock Performance
The following graph shows changes during the period from May 1, 2021 to May 2, 2026 in the value of $100 invested in: (1) our common stock; (2) The Nasdaq Composite; and (3) the Standard and Poor’s 600 Index for Electronic Equipment

Manufacturers. The values of each investment as of the dates indicated are based on share prices plus any cash dividends, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Share Repurchases
On June 17, 2016, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of the Company’s outstanding shares of common stock (“Common Stock”). On March 4, 2025, the Board approved a $10.0 million increase in the limit under the Repurchase Program. On June 23, 2025, the Board approved an additional $10.0 million increase in the limit under the Repurchase Program. On December 9, 2025, the Board approved an additional $20.0 million increase for a maximum authorized value of $80.0 million as of May 2, 2026.
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
During fiscal 2026, the Company repurchased 1.4 million shares of Common Stock at a total cost of $25.4 million. During fiscal 2025, the Company repurchased 2.1 million shares of Common Stock at a total cost of $29.5 million. During fiscal 2024, the Company had no repurchases of shares of our outstanding shares of common stock, no par value. As of May 2, 2026, $14.5 million of the $80.0 million authorized amount remained available for repurchase under the Repurchase Program.
The following table provides information about our share repurchases of Common Stock during the fourth quarter of fiscal 2026:

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
February 1, 2026 - February 28, 2026	—	$—	—	$17,103,852
March 1, 2026 - March 28, 2026	—	$—	—	$17,103,852
March 29, 2026 - May 2, 2026	134,588	$19.56	134,588	$14,471,112
Total	134,588		134,588
(1) The share repurchases described in the above table were made pursuant to the Repurchase Program authorized by the Board on June 17, 2016 and amended by the Board on March 4, 2025, June 23, 2025, and December 9, 2025.
Our ability to repurchase our shares could be affected by the limitations imposed by our New Credit Facility, as further described in “Note 8. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 6. [Reserved]
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative from the perspective of management relating to the financial condition, results of operations, liquidity, capital resources, and other factors that may impact our financial performance.
The MD&A should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K.
Daktronics operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of a 13-week period following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended May 2, 2026 contained operating results for 53 weeks. The fiscal years ended April 26, 2025 and April 27, 2024 contained operating results for 52 weeks.
The year-over-year comparisons in this MD&A are as of and for the fiscal years ended May 2, 2026 and April 26, 2025, unless stated otherwise. Information pertaining to fiscal year 2024, including but not limited to, a comparison of fiscal 2025 with fiscal 2024 results of operations, liquidity, and other information, can be found in Part II, Item 7 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” of our Annual Report on Form 10-K for fiscal 2025 filed with the SEC on June 25, 2025 under the sections entitled “Results of Operations - Consolidated Performance Summary” and “Results of Operations - Reportable Segment Performance Summary.”
Non-GAAP Measures
Contribution margin, which is a financial measure that is not defined under accounting principles generally accepted in the United States (“GAAP”), is utilized by management to evaluate segment profitability and guide resource allocation decisions. It is defined as gross profit less selling expenses. Selling expenses primarily include personnel-related costs, travel and entertainment, marketing expenditures (such as showroom operations, product demonstrations, depreciation and maintenance, conventions, and trade shows), costs associated with customer relationship management and marketing systems, bad debt expense, third-party commissions, and other related expenses. In the “Results of Operations - Reportable Segment Performance Summary” section of this MD&A, contribution margin is reconciled to gross profit, which is the most directly comparable GAAP financial measure.

In addition to gross profit, management considers contribution margin a meaningful metric for assessing the financial performance of individual segments. Management believes this measure provides investors with a useful view of our segment-level performance consistent with the approach used by management. By presenting contribution margin, we aim to enhance transparency and allow investors to better understand how we evaluate and manage our business operations.
Overview
Daktronics designs, manufactures, and provides electronic display systems and solutions used to inform, entertain, and communicate in a variety of end markets, including sports, commercial, and transportation. Our offerings include standard display products as well as customized digital display systems integrated with control, software, and content management capabilities.
Our product portfolio ranges from small-scale scoreboards and message displays to large, complex video display systems deployed in stadiums, arenas, commercial facilities, and other high-visibility environments. These systems are often integrated with related technologies, including control systems, timing equipment, audio systems, and software platforms that enable customers to manage and operate display content.
We operate a vertically integrated business model that includes product design and engineering, manufacturing, installation, and ongoing support services. This lifecycle approach allows us to support customers from initial project planning and system deployment through long-term maintenance, upgrades, and replacement cycles.
In addition to equipment sales and installation, we provide a range of services, including technical support, professional services, and software-based solutions. These offerings support customers in operating their systems and managing content over the life of the display and contribute to recurring revenue opportunities.
Our operations include marketing and sales, engineering and development, manufacturing, project execution, and customer service, supported by a global footprint that enables us to serve customers across multiple regions.
Known Trends and Uncertainties
During fiscal 2026, we remained focused on the execution of initiatives intended to support sustainable growth, improve operating margins, and enhance returns on invested capital. The Company’s operating roadmap, informed by multi‑year analysis and planning, is intended to support improved alignment between demand and financial performance. Demand trends during fiscal 2026 reflected continued market adoption of digital display technologies and the breadth of Daktronics’ integrated product and service offerings, underscoring the importance of disciplined execution across our operations.
The business environment remains dynamic, with several external factors continuing to influence customer demand and operational costs. The Company is affected by U.S. government‑imposed tariffs on electronic components, aluminum, steel, and copper, as well as reciprocal tariffs imposed by foreign countries. In addition, changes to U.S. trade policy, including the elimination of the de minimis exemption for certain low‑value shipments, continue to increase logistics and import‑related costs. These tariffs have adversely impacted gross margins and influenced customer purchasing behavior, particularly for projects dependent on federal funding, and may continue to do so in the future. In response, Daktronics continues to evaluate pricing strategies and sourcing plans to mitigate these effects; however, the ultimate impact on demand and profitability remains uncertain.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. presidential administration under the International Emergency Economic Powers Act (“IEEPA”) exceeded presidential authority and were invalid. Following the ruling, the administration implemented a temporary global tariff under alternative trade authorities and has indicated an intention to increase the tariff rate to as much as 15%. The timing, duration, and final rate of these tariffs remain uncertain. In addition, on April 20, 2026, the U.S. Customs and Border Protection (“CBP”) opened a refund portal related to amounts previously paid under the invalidated IEEPA tariffs. While the Company may pursue potential refunds through this process, the timing and amount of refunds, if any, are uncertain.

As of the date these financial statements were issued, no amounts related to potential refunds have been recorded in the accompanying financial statements. The Company is evaluating available information and monitoring developments related to the ongoing litigation and CBP’s refund process. Due to the uncertainty regarding eligibility, timing, and the final resolution of tariff refund related administrative matters, the Company is unable to reasonably estimate the likelihood, amount or timing of any potential refunds.

The global market for digital display systems continues to expand, supported by customer investments in manufacturing capacity and ongoing advancements in display and control technologies. The industry is experiencing increased adoption of surface mount and chip‑on‑board technologies, particularly for narrow pixel pitch (“NPP”) and micro‑LED applications, as customers seek higher performance, increased efficiency, and improved reliability. In addition, continued innovation in software, artificial intelligence, and professional services is influencing content creation, user interfaces, system monitoring, and security capabilities across digital display platforms.

Daktronics participates in target markets that are large and growing and are supported by demand from customers seeking to enhance audience experiences in sports, commercial, and transportation environments. As these markets evolve, the Company continues to invest in capacity, systems, and resources to support execution, address customer requirements, and pursue growth opportunities; however, the timing and extent of market adoption and demand may vary based on economic conditions, customer funding availability, and competitive dynamics.

To address evolving market conditions and competitive dynamics, we continue to focus on execution initiatives related to digital capabilities, cost structure optimization, and market expansion. These efforts are intended to enhance operating efficiency, improve delivery and service performance, and support long‑term growth opportunities. While these initiatives are designed to improve financial performance and capital efficiency over time, their effectiveness depends on successful execution, sustained customer demand, and the Company’s ability to manage costs, complexity, and operational change. As a result, the timing and extent of associated benefits remain uncertain.
The Company continues to monitor and adjust its capacity and resource levels in response to market conditions. As part of its efforts to increase manufacturing flexibility and operational agility, Daktronics is expanding its global manufacturing footprint to include a facility in Mexico. The facility is expected to commence production in fiscal 2027. While the Company expects the facility to support cost structure efficiency and manufacturing flexibility over time, the pace of the production ramp‑up and the extent and timing of any associated financial benefits depend on execution, staffing, and market conditions.
There may be periods in which sales levels and expense trends are not fully aligned, particularly as the Company continues to invest in operational execution, systems, and corporate governance. These investments may exert pressure on near‑term profitability; however, they are intended to support operating effectiveness, scalability, and long‑term value creation. The timing and magnitude of any associated benefits remain uncertain and depend on execution and market conditions.

Despite ongoing uncertainties related to tariffs, geopolitical developments, and federal funding priorities, the fundamental drivers of demand within the audiovisual industry continue to influence customer purchasing decisions. Increased adoption of LED‑based display systems across end markets, together with the Company’s ongoing development of technologies, services, and sales channels, may support long‑term growth opportunities. However, actual demand and growth levels will depend on broader economic conditions, customer funding availability, and competitive dynamics.

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for fiscal 2026 as compared to fiscal 2025 (in thousands).

	2026	% of Net sales (1)	2025	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$838,706	100.0%	$756,477	100.0%	$82,229	10.9%
Cost of sales	609,700	72.7	560,990	74.2	48,710	8.7
Gross profit	229,006	27.3	195,487	25.8	33,519	17.1

Operating expenses:
Selling	64,815	7.7	60,011	7.9	4,804	8.0
General and administrative	59,885	7.1	63,498	8.4	(3,613)	(5.7)
Product design and development	43,458	5.2	38,860	5.1	4,598	11.8
Total operating expenses	168,158	20.0	162,369	21.5	5,789	3.6
Operating income	60,848	7.3	33,118	4.4	27,730	83.7

Nonoperating income (expense):
Interest income (expense), net	3,630	0.4	1,347	0.2	2,283	169.5
Change in fair value of convertible note	—	—	(22,521)	(3.0)	22,521	100.0
Other expense, net	(6,144)	(0.7)	(17,795)	(2.4)	11,651	65.5

Income (loss) before income taxes	58,334	7.0	(5,851)	(0.8)	64,185	1097.0
Income tax expense	12,958	1.5	4,270	0.6	8,688	203.5
Net income (loss)	$45,376	5.4%	$(10,121)	(1.3)%	$55,497	548.3%

Diluted earnings per share	$0.92		$(0.21)		$1.13	537.6%
Diluted weighted average shares outstanding	49,382		47,587		1,795	3.8%

Orders	$860,835		$781,347		$79,488	10.2%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of fiscal 2026 including 53 weeks compared to the 52 weeks in fiscal 2025.
Net Sales: The net sales increase in fiscal 2026 was the result of higher volumes of revenue conversion across business units, primarily driven by the Commercial, Live Events, High School Park and Recreation, and International business units.

The amount of revenue recognized associated with performance obligations satisfied in prior periods during the years ended May 2, 2026 and April 26, 2025 was immaterial.
For the years ended May 2, 2026 and April 26, 2025, our operating income was negatively impacted by a net amount of 0.3 percent of over‑time revenue, or $1.1 million and $1.2 million, respectively, reflecting a consistent level of impact from changes in contract estimates across periods. These amounts result from changes in contract estimates related to projects in progress at the beginning of the respective period. For the year ended May 2, 2026, these changes in estimates resulted primarily from favorable project execution of 0.4 percent of overtime revenue, or $1.6 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 0.7 percent of overtime revenue, or $2.6 million, and were immaterial in fiscal 2026. For the year ended April 26, 2025, these changes in estimates resulted primarily from favorable project execution of 0.8 percent of overtime revenue, or $2.8 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 1.1 percent of overtime revenue, or $4.0 million, and were immaterial in fiscal 2025. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for more information regarding revenue recognition.
Orders: Order volume growth was driven by higher bookings in the Live Events, High School Park and Recreation, Transportation, and International business units, partially offset by reduced activity in the Commercial business unit. Demand remained supported by continued investment in large‑scale video display systems across the professional sports, transportation, education, and international markets. This activity included projects at major professional sports venues, continued momentum in aviation and intelligent transportation systems, increased adoption of video displays in school and community applications, and opportunities in international markets. As a project‑based business, order volume can fluctuate based on the timing and size of individual projects. During fiscal 2026, bookings benefited from a higher level of large-scale projects available in the marketplace.
Gross profit: The gross profit percentage increase was driven by a combination of strategic pricing, continued operational efficiencies, and overall project mix across our business. Total warranty expense as a percent of sales decreased to 1.3 percent for fiscal 2026 as compared to 1.6 percent during fiscal 2025 primarily due to favorable cost experience.
All expense lines increased for variable compensation and profit sharing linked to revenue and operating margins achieved in fiscal 2026 as compared to amounts achieved in fiscal 2025. For fiscal 2026, these expenses totaled $3.5 million, including $1.5 million in cost of sales, $0.8 million in selling, $0.8 million in general and administrative, and $0.4 million in product design and development. In fiscal 2025, the amounts achieved were immaterial.
Selling: Selling expenses increased due to increases in personnel-related wages and benefits and increased staffing levels to support future growth.
General and administrative: General and administrative expenses decreased primarily due to lower professional fees and other costs as fiscal 2025 included elevated expenses related to investor engagement, corporate governance activities, and transformation initiatives. These decreases were partially offset by ongoing investments in information technology and support functions.
Product design and development: Product design and development expenses increased primarily due to higher personnel-related costs associated with increased staffing levels, as well as continued investments in advanced technologies and engineering services. During the year, we continued to invest in advancing our product capabilities to address evolving customer requirements and to improve product cost efficiency. Development efforts were focused on both standard product and control offerings, as well as ongoing initiatives in emerging technologies, including micro‑LED products and enhanced control system capabilities.
Interest income (expense), net: Interest income increased primarily due to higher cash levels invested in interest-bearing accounts offsetting interest expense. During fiscal 2025, the interest expense included interest on the Convertible Note, which was settled during fiscal 2025.
Change in fair value of Convertible Note: The change in fair value of the Convertible Note line item results from accounting for the Convertible Note. The fair value change was primarily caused by the forced conversion of the entire Convertible Note in the third and fourth quarters of fiscal 2025. All amounts due under the Convertible Note were settled in fiscal 2025.

Other expense, net: Net other expense decreased in fiscal 2026, primarily reflecting a $3.8 million provision for losses on loans to an equity method affiliate, compared to a $15.5 million provision recorded for losses associated with a different affiliate in fiscal 2025.

Income tax expense: Income tax expense changed as a result of accounting for the Convertible Note. Our effective tax rate for fiscal 2026 was 22.2 percent. Our effective tax rate for fiscal 2025 was negative 73.0 percent. The effective income tax rate for fiscal 2025 was primarily impacted due to the Convertible Note fair value adjustment to expense that is not deductible for tax purposes. Additional other items impacting the rate were valuation allowances on equity investments, state taxes, and a write down of deferred taxes related to debt issuance costs on the conversion of the Convertible Note. In fiscal 2026, there were no further impacts of fair value adjustments on the Convertible Note and our effective tax rate has normalized closer to the U.S. statutory rate. See “Note 13. Income Taxes” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.

Reportable Segment Performance Summary
Non-GAAP Reconciliations: The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to GAAP operating income for the fiscal years ended May 2, 2026 and April 26, 2025 (in thousands):

	Fiscal Year 2026
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$180,772		$321,053		$183,250		$76,700		$76,931		$838,706
Cost of sales	129,345	71.6%	245,428	76.4%	122,673	66.9%	52,825	68.9%	59,429	77.2%	609,700	72.7%
Gross profit	51,427	28.4	75,625	23.6	60,577	33.1	23,875	31.1	17,502	22.8	229,006	27.3
Selling	17,560	9.7	11,934	3.7	17,273	9.4	6,206	8.1	11,842	15.4	64,815	7.7
Contribution margin	33,867	18.7	63,691	19.8	43,304	23.6	17,669	23.0	5,660	7.4	164,191	19.6
General and administrative	—	—	—	—	—	—	—	—	—	—	59,885	7.1
Product design and development	—	—	—	—	—	—	—	—	—	—	43,458	5.2
Operating income	$33,867	18.7%	$63,691	19.8%	$43,304	23.6%	$17,669	23.0%	$5,660	7.4%	$60,848	7.3%

Orders	$172,089		$336,012		$188,245		$89,467		$75,022		$860,835

	Fiscal Year 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$156,203		$291,484		$165,921		$81,061		$61,808		756,477
Cost of sales	117,486	75.2%	228,790	78.5%	108,126	65.2%	52,023	64.2%	54,565	88.3%	560,990	74.2%
Gross profit	38,717	24.8	62,694	21.5	57,795	34.8	29,038	35.8	7,243	11.7	195,487	25.8
Selling	17,106	11.0	11,002	3.8	15,758	9.5	5,404	6.7	10,741	17.4	60,011	7.9
Contribution margin	21,611	13.8	51,692	17.7	42,037	25.3	23,634	29.2	(3,498)	(5.7)	135,476	17.9
General and administrative	—	—	—	—	—	—	—	—	—	—	63,498	8.4
Product design and development	—	—	—	—	—	—	—	—	—	—	38,860	5.1
Operating income (loss)	$21,611	13.8%	$51,692	17.7%	$42,037	25.3%	$23,634	29.2%	$(3,498)	(5.7)%	$33,118	4.4%

Orders	$176,583		$283,780		$176,097		$72,315		$72,572		$781,347

	Net Dollar and % Change (1)
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$24,569	15.7	$29,569	10.1	$17,329	10.4	$(4,361)	(5.4)	$15,123	24.5	$82,229	10.9
Cost of sales	11,859	10.1	16,638	7.3	14,548	13.5	802	1.5	4,864	8.9	48,710	8.7
Gross profit	12,710	32.8	12,931	20.6	2,781	4.8	(5,163)	(17.8)	10,259	141.6	33,519	17.1
Selling	454	2.7	932	8.5	1,514	9.6	802	14.8	1,101	10.3	4,804	8.0
Contribution margin	12,256	56.7	11,999	23.2	1,267	3.0	(5,965)	(25.2)	9,158	261.8	28,715	21.2
General and administrative	—	—	—	—	—	—	—	—	—	—	(3,613)	(5.7)
Product design and development	—	—	—	—	—	—	—	—	—	—	4,597	11.8
Operating income (loss)	$12,256	56.7%	$11,999	23.2%	$1,267	3.0%	$(5,965)	(25.2)%	$9,158	261.8%	$27,730	83.7%

Orders	$(4,494)	(2.5)%	$52,231	18.4%	$12,148	6.9%	$17,153	23.7%	$2,450	3.4%	$79,488	10.2%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding
Contribution margin increased in fiscal 2026 compared to fiscal 2025 in the Commercial, Live Events, High School Park and Recreation, and International business units, offset by reduced contribution margin in the Transportation business unit. Overall, gross profit increased in fiscal 2026 compared to fiscal 2025, primarily driven by improved performance across most business units. The increase reflects favorable sales mix, higher sales volume in key end markets, and the continued

benefits of pricing actions and operational improvements implemented over the past several periods, partially offset by lower gross profit in the Transportation business unit. Gross profit improvements were supported by ongoing efforts to align manufacturing capacity with demand, stabilize input costs, and enhance operational efficiency. Additionally, fewer supply chain and operational disruptions contributed to improved execution on project work.
For the years ended May 2, 2026 and April 26, 2025, our operating income was negatively impacted by a net amount of 0.3 percent of over‑time revenue, or $1.1 million and $1.2 million, respectively, reflecting a consistent level of impact from changes in contract estimates across periods. These amounts result from changes in contract estimates related to projects in progress at the beginning of the respective period. For the year ended May 2, 2026, these changes in estimates resulted primarily from favorable project execution of 0.4 percent of overtime revenue, or $1.6 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 0.7 percent of overtime revenue, or $2.6 million, and were immaterial in fiscal 2026. For the year ended April 26, 2025, operating income was positively impacted by a net amount of 1.0 percent of overtime revenue, or $4.1 million. These changes are a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution of 0.8 percent of overtime revenue, or $2.8 million, reduced cost estimates, and contingencies that were relieved when conditions were resolved. Gross unfavorable changes in contract estimates were 1.1 percent of overtime revenue, or $4.1 million, and were immaterial. For fiscal 2026, the Live Events business unit had the largest gross positive impact of $0.9 million and $1.7 million gross negative impact, which represented 0.3 percent and 0.7 percent of overtime revenue sales in Live Events, respectively. For fiscal 2025, the Live Events business unit had the largest gross positive impact of $1.8 million and $3.0 million gross negative impact, which represented 0.8 percent and 1.3 percent of overtime revenue sales in Live Events, respectively. For both fiscal 2026 and fiscal 2025, the remaining business units had immaterial gross positive and gross negative changes. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K and “Critical Accounting Estimates” under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information regarding revenue recognition.
Commercial: The increase in net sales was primarily driven by the execution of orders in Spectacular LED video display projects, On‑Premise digital signage, and OOH digital billboard applications. Order bookings decreased compared to the prior year, primarily reflecting the timing and size of project awards, as fiscal 2025 included a higher level of large project activity in the Commercial business unit. Gross profit as a percentage of sales increased due to a more favorable mix of projects, including a higher proportion of Spectaculars, as well as improved leverage of fixed costs on higher sales volume. Selling expenses remained relatively consistent year-over-year.
Live Events: The increase in net sales was driven by a higher buildable backlog resulting from strong order activity in prior periods and continued execution on large-scale projects. Order bookings increased year over year, reflecting strong demand for large venue projects, including activity in professional sports venues such as Major League Baseball, as well as the timing and size of project awards typical in this business. Gross profit as a percentage of sales increased, primarily due to higher sales volume and a more favorable mix of projects, which improved absorption of fixed costs. Selling expenses increased primarily due to personnel-related wage and benefit costs associated with investments in staffing to support future growth.
High School Park and Recreation: The increase in net sales was primarily driven by higher project execution and continued demand for video display systems. Order bookings increased as a result of continued industry trends toward schools adopting video display solutions, which generally involve higher-value projects compared to more traditional product offerings. Gross profit increased in dollars but decreased as a percentage of sales, primarily reflecting higher sales volume partially offset by a less favorable mix of projects and cost pressures on certain programs. Selling expenses increased primarily due to personnel-related wage and benefit costs associated with investments in staffing to support future growth.
Transportation: The decrease in net sales was primarily driven by lower backlog available for execution compared to the prior year, reflecting the timing of order bookings in earlier periods. Order bookings increased year over year, reflecting continued demand, particularly in the airport and intelligent transportation systems (ITS) markets, as well as the timing of project awards. Gross profit as a percentage of sales decreased, primarily due to a less favorable project mix, added tariff-related costs, and competitive pricing pressures, which resulted in higher cost of goods sold as a percentage of sales. Selling expenses increased primarily due to personnel-related wage and benefit costs associated with investments in staffing to support future growth.

International: The increase in net sales was primarily driven by higher project execution during the period, reflecting the timing of backlog conversion compared to the prior year. Order bookings increased, reflecting improved demand across various international markets. Gross profit increased due to higher sales volume and improved absorption of fixed costs. Selling expenses increased in dollars, primarily due to higher personnel-related costs and increased sales activity, but decreased as a percentage of sales due to higher revenue volume.
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
(in thousands)	May 2, 2026	April 26, 2025	Dollar Change
Net cash (used in) provided by:
Operating activities	$49,217	$97,713	$(48,496)
Investing activities	(19,641)	(23,782)	4,141
Financing activities	(26,238)	(27,449)	1,211
Effect of exchange rate changes on cash	794	(653)	1,447
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,132	$45,829	$(41,697)
Net cash provided by operating activities: The $49.2 million in cash provided by operating activities for fiscal 2026 was the result of business profitability, partially offset by changes in operating assets and liabilities. Cash provided by operating activities decreased compared to fiscal 2025, reflecting higher working capital usage in fiscal 2026. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable and contract assets associated with project activity, as well as continued investment in inventory, partially offset by increases in accounts payable. In the prior year, operating cash flows benefited from more favorable working capital movements.
Net cash used in investing activities: Net cash used in investing activities primarily reflects capital expenditures and loans to affiliates. During fiscal 2026 and fiscal 2025, purchases of property and equipment totaled $14.9 million and $19.5 million, respectively, and investments in affiliates were $5.4 million and $4.6 million, respectively.
Net cash used in financing activities: Net cash used in financing activities primarily reflects share repurchase activity and debt-related payments. During fiscal 2026, financing cash outflow included $25.6 million for payments for shares repurchased and $2.9 million for payments on notes payable, partially offset by a cash inflow of $1.8 million received for the exercise of stock options. During fiscal 2025, financing cash outflow included $29.5 million for payments for shares repurchased and $2.1 million for payments on notes payable, partially offset by a cash inflow of $5.2 million received in connection with the exercise of stock options.
Debt and Cash
On November 26, 2025, we entered into a new $71.5 million senior credit facility (the “New Credit Facility”) pursuant to a Credit Agreement (the “New Credit Agreement”). The New Credit Facility consists of a cash flow‑backed revolving line of credit (the “Revolver”) and a term loan that is not collateralized by real estate (the “New Term Loan”). We believe the New Credit Facility enhances financial flexibility in managing our operations and capital structure by extending maturities and providing committed liquidity. As of May 2, 2026, there were no advances under the New Term Loan, and the balance of letters of credit outstanding under the Revolver was approximately $1.9 million.
As of May 2, 2026, we had $131.6 million in cash and cash equivalents. We believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under the New Credit Facility, will be sufficient to fund our working capital, capital expenditures, debt service, stock repurchases, and other financial requirements for at least the next 12 months.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
Our primary sources of cash and sources of funds for our operations are cash flows from operations, current cash and cash equivalents, investments in our affiliates, and borrowings under the New Credit Facility. We were in compliance with all debt covenants under the New Credit Agreement as of May 2, 2026, and we expect to remain in compliance with those covenants for at least the next 12 months.

For additional information on financing agreements, see “Note 8. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Working Capital
Working capital was $254.3 million and $209.4 million as of May 2, 2026 and April 26, 2025, respectively. The increase in working capital was primarily driven by higher levels of accounts receivable, contract assets, and inventories, reflecting increased project activity and timing of customer billings, partially offset by an increase in accounts payable. Changes in working capital can be impacted by fluctuations in inventories, accounts payable, accounts receivable, and contract assets and liabilities, which are influenced by the sports market and construction seasonality. These changes can have a significant impact on the amount of net cash provided by or used in operating activities, largely due to the timing of payments for inventory and subcontractors and receipts from our customers. On multimillion-dollar orders, the time between order acceptance and project completion may extend up to or exceed 12 months depending on the amount of custom work and a customer’s delivery needs. We use cash to purchase inventory and services at the beginning of these orders and often receive down payments or progress payments on these orders to balance cash flows.
We had $6.8 million of retainage on long-term contracts included in receivables and contract assets as of May 2, 2026, which we expect to collect within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy is to prioritize funding operations and investments in areas that support strategy execution including growth and operational excellence, while maintaining reasonable liquidity and leverage ratios that reflect a prudent and compliant capital structure in light of the cyclicality of our business, and the reduction of debt. We expect to invest in value-accretive inorganic opportunities, and then return excess cash over time to stockholders through dividends or share repurchases. During fiscal year 2026, we did repurchase shares of common stock, and we did not pay a dividend.
Our business growth and forward strategies depend on investments in capital expenditures and strategic investments. We project total capital expenditures to be approximately $26.6 million for fiscal 2027. Projected capital expenditures include purchasing manufacturing equipment for new or enhanced product production and expanded capacity and increased automation of processes; investments in quality and reliability equipment and demonstration and showroom assets, and continued information infrastructure investments. In addition to capital expenditures, we plan to make additional investments in our general and administrative expenses to execute our broad digital transformation strategies to modernize our service systems for field service automation, advance our enterprise performance planning capabilities, and to improve and automate quoting and sales processes. We also evaluate and may make strategic investments in new technologies, in our affiliates, or acquire companies aligned with our business strategy.
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of May 2, 2026, we had $49.0 million of bonded work outstanding.
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
We believe the estimation process for uniquely configured contracts and warranties is material and critical. These areas contain estimates with a reasonable likelihood to change, and those changes could have a material impact on our financial condition and results of operations. The estimation processes for these areas are also difficult, subjective, and use complex judgments. Our critical accounting estimates are based on historical experience, our interpretation of GAAP, current laws and regulations, and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
Revenue recognition on uniquely configured contracts. Revenue for uniquely configured (custom) or integrated systems is recognized over time using the cost-to-cost input method by comparing cumulative costs incurred to the total estimated costs and applying that percentage of completion to the transaction price to recognize revenue. Over time revenue recognition is appropriate because we have no alternative use for the uniquely configured system and have an enforceable right to payment for work performed, including a reasonable profit margin. The cost-to-cost input method measures costs incurred to date compared to estimated total costs for each contract. This method is the most faithful depiction of our performance because it measures the value of the contract transferred to the customer. Costs to perform a contract include direct and indirect costs for contract design, production, integration, installation, and assurance-type warranty reserve. Direct costs include materials and components; manufacturing, project management and engineering labor; and subcontracting expenses. Indirect costs include allocated charges for such items as facilities and equipment depreciation and general overhead. Provisions of estimated losses on uncompleted contracts are made in the period in which such losses are capable of being estimated.
We may have multiple performance obligations in these types of contracts; however, a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to our customer is to provide significant integration services and incorporate individual goods and services into a combined output or system. Occasionally, the system is customized or significantly modified to the customer’s desired configuration and location, and the interrelated goods and services provide utility to the customer as a package. See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on our revenue recognition policies.
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
As of May 2, 2026 and April 26, 2025, we had approximately $36.8 million and $35.8 million accrued for these warranty obligations, respectively. Due to the difficulty in estimating probable costs related to certain warranty obligations, there is a reasonable likelihood that the ultimate remaining costs to remediate the warranty claims could differ materially from the recorded accrued liabilities. See “Note 17. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information on warranties.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements and the effects those pronouncements have on our financial results, refer to “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risks
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in United States dollars and other currencies, including Canadian dollars, Euros, British pounds, Australian dollars, and other currencies. For fiscal 2026, 11.5 percent of net sales were derived in currencies other than United States dollars. We incur expenses in currencies other than United States dollars relating to specific contracts with customers and for our operations outside the United States.
If we believe currency risk in any foreign location or with respect to specific sales or purchase transactions is significant, we utilize foreign exchange hedging contracts to manage our exposure to the currency fluctuations. There were no foreign currency agreements outstanding as of May 2, 2026. These contracts are marked to market each balance sheet date and are not designated as hedges. See “Note 16. Derivative Financial Instruments” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details. We estimate that a 10 percent change in all foreign exchange rates would impact our reported income before taxes by approximately $1.0 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. As of May 2, 2026, of our $131.6 million in cash and cash equivalents, $121.9 million was denominated in United States dollars, of which $9.8 million was held by our foreign subsidiaries, and $9.7 million was denominated in foreign currencies, of which $7.6 million was maintained in accounts of our foreign subsidiaries.
Interest Rate Risks

Our exposure to market risks relates primarily to changes in interest rates on our financing agreements, cash, and marketable securities. These securities are subject to interest rate risk, decreasing in value if market interest rates increase and increasing in value if market interest rates decrease. Due to the relatively short-term nature of our investment portfolio, we believe that an immediate change in interest rates will not have a material impact on the fair value of our available-for-sale securities. For information regarding our available-for-sale securities, see our Consolidated Statements of Comprehensive Income (Loss), our Consolidated Statements of Stockholders’ Equity, and Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Because our borrowings under our financing agreements are minimal, a change in the interest rates for such borrowings would not have a material impact. However, if our borrowings increase materially, a change in interest rates under our financing agreements may affect our financial results.
Commodity Price and Availability Risk
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our production operations. Our financial results have been and could continue to be affected by changes in the availability, prices, and global tariff regulation of these materials. Some of these materials are sourced from one or a limited number of suppliers in countries around the world. Some of these materials are also key source materials for our competitors and for other technology companies. These materials may also be sourced outside of the countries in which we manufacture our products and are subject to transportation delays. Any of these factors may cause a sudden increase in costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis or at a reasonable cost, which could adversely impact our ability to produce products and satisfy incoming sales orders on a timely basis. Our sourcing and material groups work to implement strategies to monitor and mitigate these risks. Periodically, we enter into pricing agreements or purchasing contracts under which we agree to purchase a minimum amount of product in exchange for guaranteed price terms over the length of the contract, which generally does not exceed one year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Daktronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daktronics, Inc. and subsidiaries (the “Company”) as of May 2, 2026 and April 26, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended May 2, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 2, 2026 and April 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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
June 24, 2026

We have served as the Company's auditor since 2017.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 2, 2026	April 26, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,639	$127,507
Accounts receivable, net	118,590	92,762
Inventories	110,471	105,839
Contract assets	66,552	41,169
Current maturities of long-term receivables	3,405	2,437
Prepaid expenses and other current assets	11,278	8,520
Income tax receivables	6,047	3,217
Total current assets	447,982	381,451

Property and equipment, net	64,263	73,884
Long-term receivables, less current maturities	1,125	1,030
Goodwill	3,685	3,188
Intangibles, net	3,263	568
Debt issuance costs, net	—	1,289
Right of use, investment in affiliates, and other assets	11,828	9,378
Deferred income taxes	22,266	32,104
TOTAL ASSETS	$554,412	$502,892

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data)

	May 2, 2026	April 26, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,150	$1,500
Accounts payable	68,617	46,669
Contract liabilities	65,310	69,050
Accrued expenses	44,858	41,705
Warranty obligations	12,398	12,706
Income taxes payable	1,375	375
Total current liabilities	193,708	172,005

Long-term warranty obligations	24,362	23,124
Long-term contract liabilities	20,655	18,421
Other long-term obligations	5,289	6,839
Long-term debt, net	9,629	10,487
Deferred income taxes	22	85
Total long-term liabilities	59,957	58,956

STOCKHOLDERS’ EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,650 and 53,030 shares issued as of May 2, 2026 and April 26, 2025, respectively	—	—
Additional paid-in capital	196,837	189,940
Retained earnings	173,286	127,910
Treasury stock, at cost, 5,406 and 3,979 shares as of May 2, 2026 and April 26, 2025, respectively	(65,324)	(39,759)
Accumulated other comprehensive loss	(4,052)	(6,160)
TOTAL STOCKHOLDERS’ EQUITY	300,747	271,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,412	$502,892
See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Net sales	$838,706	$756,477	$818,083
Cost of sales	609,700	560,990	595,640
Gross profit	229,006	195,487	222,443

Operating expenses:
Selling	64,815	60,011	56,954
General and administrative	59,885	63,498	42,632
Product design and development	43,458	38,860	35,742
	168,158	162,369	135,328
Operating income	60,848	33,118	87,115

Nonoperating income (expense):
Interest income (expense), net	3,630	1,347	(3,418)
Change in fair value of convertible note	—	(22,521)	(16,550)
Other expense, net	(6,144)	(17,795)	(13,096)

Income (loss) before income taxes	58,334	(5,851)	54,051
Income tax expense	12,958	4,270	19,430
Net income (loss)	$45,376	$(10,121)	$34,621

Weighted average shares outstanding:
Basic	48,564	47,587	45,901
Diluted	49,382	47,587	46,543

Earnings (loss) per share:
Basic	$0.93	$(0.21)	$0.75
Diluted	$0.92	$(0.21)	$0.74
See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024

Net income (loss)	$45,376	$(10,121)	$34,621

Other comprehensive income (loss):
Cumulative translation adjustments	2,118	363	(1,020)
Unrealized gain on available-for-sale securities, net of tax	(10)	2	24
Total other comprehensive income (loss), net of tax	2,108	365	(996)
Comprehensive income (loss)	$47,484	$(9,756)	$33,625
See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Number	Amount			Number	Amount
Balance as of April 29, 2023:	47,396	$—	$113,282	$103,410	(1,907)	$(10,285)	$(5,529)	$200,878
Net income	—	—	—	34,621	—	—	—	34,621
Cumulative translation adjustments	—	—	—	—	—	—	(1,020)	(1,020)
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	24	24
Share-based compensation	—	—	2,090	—	—	—	—	2,090
Exercise of stock options	219	—	1,302	—	—	—	—	1,302
Shares withheld for taxes on Restricted Stock Unit issuances	(37)	—	(303)	—	—	—	—	(303)
Common stock issued upon vesting of Restricted Stock Units	188	—	—	—	—	—	—	—
Employee savings plan activity	355	—	1,200	—	—	—	—	1,200
Balance as of April 27, 2024:	48,121	—	117,571	138,031	(1,907)	(10,285)	(6,525)	238,792
Net loss	—	—	—	(10,121)	—	—	—	(10,121)
Cumulative translation adjustments	—	—	—	—	—	—	363	363
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2
Share-based compensation	—	—	2,944	—	—	—	—	2,944
Conversion of an equity award to a liability award	—	—	(680)	—	—	—	—	(680)
Exercise of stock options	646	—	5,153	—	—	—	—	5,153
Shares withheld for taxes on Restricted Stock Unit issuances	(39)	—	(606)	—	—	—	—	(606)
Common stock issued upon vesting of Restricted Stock Units	145	—	—	—	—	—	—	—
Employee savings plan activity	148	—	1,192	—	—	—	—	1,192
Settlement of convertible note	4,009	—	64,366	—	—	—	—	64,366
Treasury stock purchase	—	—	—	—	(2,071)	(29,474)	—	(29,474)
Balance as of April 26, 2025:	53,030	—	189,940	127,910	(3,978)	(39,759)	(6,160)	271,931
Net income	—	—	—	45,376	—	—	—	45,376
Cumulative translation adjustments	—	—	—	—	—	—	2,118	2,118
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(10)	(10)
Share-based compensation	—	—	4,905	—	—	—	—	4,905
Conversion of an equity award to a liability award	—	—	(304)	—	—	—	—	(304)
Exercise of stock options	291	—	1,796	—	—	—	—	1,796
Shares withheld for taxes on Restricted Stock Unit issuances	(48)	—	(882)	—	—	—	—	(882)
Common stock issued upon vesting of Restricted Stock Units	249	—	—	—	—	—	—	—
Employee savings plan activity	128	—	1,382	—	—	—	—	1,382
Treasury stock purchase	—	—	—	—	(1,428)	(25,565)	—	(25,565)
Settlement of convertible note	—	—	—	—	—	—	—	—
Balance as of May 2, 2026:	53,650	$—	$196,837	$173,286	(5,406)	$(65,324)	$(4,052)	$300,747

See Notes to Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,376	$(10,121)	$34,621
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,339	19,547	19,291
(Gain) loss on sale of property, equipment and other assets	(209)	(156)	44
Share-based compensation	4,905	2,944	2,090
Equity in loss of affiliates	2,008	3,053	3,764
Allowance for credit losses on affiliate loan	3,205	15,480	—
Provision (recovery) for doubtful accounts, net	627	(644)	373
Deferred income taxes, net	9,938	(6,300)	(9,069)
Non-cash impairment charges	—	—	6,359
Change in fair value of convertible note	—	22,521	16,550
Debt issuance costs write-off	—	—	3,353
Change in operating assets and liabilities	(35,972)	51,389	(14,135)
Net cash provided by operating activities	49,217	97,713	63,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,917)	(19,494)	(16,980)
Proceeds from sales of property, equipment and other assets	615	277	174
Acquisition, net of cash acquired	44	—	—
Proceeds from sales or maturities of marketable securities	—	—	550
Loans to equity investees	(5,383)	(4,565)	(5,050)
Net cash used in investing activities	(19,641)	(23,782)	(21,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,400	—	41,172
Payments on notes payable	(2,883)	(2,108)	(19,434)
Debt issuance costs	—	—	(7,205)
Principal payments on long-term obligations	(104)	(414)	(410)
Payments for common shares repurchased	(25,565)	(29,474)	—
Proceeds from exercise of stock options	1,796	5,153	1,302
Tax payments related to RSU issuances	(882)	(606)	(303)
Net cash (used in) provided by financing activities	(26,238)	(27,449)	15,122

EFFECT OF EXCHANGE RATE CHANGES ON CASH	794	(653)	(69)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,132	45,829	56,988

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	127,507	81,678	24,690
End of period	$131,639	$127,507	$81,678
See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business: Daktronics, Inc. and its subsidiaries (collectively, the “Company,” “Daktronics,” “we,” “our,” or “us”) is engaged principally in the design, marketing, and manufacture of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. Our products are designed primarily to inform and entertain people through the communication of content.
Fiscal year: We operate on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of a 13-week period following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The fiscal year ended May 2, 2026 contained operating results for 53 weeks. The fiscal years ended April 26, 2025 and April 27, 2024 contained operating results for 52 weeks.
Principles of consolidation: The Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended May 2, 2026 (this “Form 10-K”) include financial information for Daktronics, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. We have a variable interest in a business where we have elected to follow the proportionate consolidation method because certain criteria were met under Accounting Standards Codification (“ASC”) 810, Consolidation.
We have arrangements involving entities we concluded were variable interest entities (“VIEs”) and accounted for under the proportionate consolidation method. These arrangements had an aggregate amount of contract assets, contract liabilities, and gross profit of $211, $39, and $276, respectively, as of and for the year ended May 2, 2026. As of April 26, 2025, the aggregate amount of contract assets, contract liabilities, and gross profit was $0, $41, and $89, respectively.
Investments in affiliates: We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a VIE for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities: A VIE is an entity (i) that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) that is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance and making estimates about the current and future fair value of the assets held by the VIE and the financial performance of the VIE. In assessing the Company’s interests in a VIE, we also consider interests held by its related parties, including de facto agents. Additionally, we assess whether it is a member of a related party group that collectively meets the “power and benefits” criteria stated above and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors including, but not limited to: the characteristics and size of its investment relative to the related party; our and the related party’s ability to control or significantly influence key decisions of the VIE, including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of us and the related party. The determination of whether an entity is a VIE and whether we are the primary beneficiary may involve significant judgment and depends upon facts and circumstances specific to an entity at the time of the assessment.
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
Investment in affiliate - Miortech
We evaluated the nature of our investment in an affiliate of Miortech (dba Etulipa) (“Miortech”), which is focused on developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent as of May 2, 2026. The aggregate amount of our investments accounted for under the equity method was $0 and $0 as of May 2, 2026 and April 26, 2025, respectively.
We determined Miortech to be a VIE, and, based on management’s analysis, we determined that Daktronics is not the primary beneficiary because the power criterion was not met. Therefore, as Daktronics does not have control, but is able to exercise significant influence, the investment in Miortech is accounted for under the equity method. Our proportional share of the affiliate earnings or losses is included in the “Other expense, net” line item in our Consolidated Statements of Operations. For the fiscal years 2026, 2025, and 2024, our share of the losses of our affiliate in Miortech was $993, $891 and $1,758, respectively.
We periodically review our investment in Miortech for impairment indicators. We recorded no impairment losses for the fiscal years 2026 and 2025. For the fiscal year 2024, we recorded impairment losses of $1,392 to reflect the investments at fair market value (level 3) when we concluded there was an other-than-temporary impairment in our investment in affiliate.
Investment in affiliate - XDC
On December 22, 2025, the Company acquired certain assets of a display business (the “Display Business”) consisting of intellectual property, equipment assets, technical expertise, contract rights, other personal property, and related assets (collectively, the “Display Business Assets”) from X Display Company Technology Limited (“XDC,” and such acquisition, the “XDC Acquisition”). Historically, the Company held an equity interest in XDC which was accounted for under the equity method. Refer to “Note 4. Business Combination” of the Notes to the Consolidated Financial Statements included in this Form 10-K for further information on the XDC Acquisition.
Our proportional share of the affiliate earnings or losses is included in the “Other expense, net” line item in our Consolidated Statements of Operations. For the fiscal years 2026, 2025, and 2024, our share of the losses of our affiliate in XDC was $1,015, $2,162 and $2,006, respectively. Losses in fiscal 2026 were recognized through December 22, 2025.
Prior to the XDC Acquisition, we periodically reviewed our investment in XDC for impairment indicators. We recorded no impairment losses for the fiscal years 2026 and 2025. For the fiscal year 2024, we recorded impairment losses of $4,967 to reflect the investments at fair market value (level 3) when we concluded there was an other-than-temporary impairment in our investment in affiliate.
Additionally, we also engaged in related party transactions with XDC, primarily for research and development services. The total of these related party transactions for fiscal years 2026, 2025, and 2024 was $325, $771, and $577, respectively, which is included in the “Product design and development” line item in our Consolidated Statements of Operations, and, as of May 2, 2026 and April 26, 2025, $0 and $75, respectively, remained unpaid and is included in the “Accounts payable” line item in our Consolidated Balance Sheets.

Summarized financial information for equity method investments consist of the following. Fiscal 2026 consists only of Miortech, while fiscal 2025 and 2024 consist of both Miortech and XDC:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Balance sheet data:
Current assets	$127	$3,883	$4,035
Non-current assets	192	575	5,077
Current liabilities	190	44,395	33,672
Non-current liabilities	5,211	3,627	2,151
Income statement data:
Net loss	$(7,969)	$(16,437)	$(13,609)

Loans to Miortech affiliate.

We also have advanced loans to Miortech under convertible and promissory notes (collectively, the “Miortech Affiliate Notes”). We advanced $1,283 in fiscal 2026 and $1,340 in fiscal 2025 under the Miortech Affiliate Notes. We have accrued interest related to the Miortech Affiliate Notes of $228 and $149 as of May 2, 2026 and April 26, 2025, respectively. The total face value of the outstanding amount of the Miortech Affiliate Notes was $5,429 and $3,809 as of May 2, 2026 and April 26, 2025, respectively. The balances of Miortech Affiliate Notes are included in the “Right of use, investment in affiliates, and other assets” line item in our Consolidated Balance Sheets. We evaluate the Miortech Affiliate Notes for impairment and credit losses. During the fourth quarter of fiscal 2026, we recorded a provision of $3,750 related to the Miortech Affiliate Notes which were deemed to be uncollectible. This is included in the “Other expense, net” line item in our Consolidated Statements of Operations. As of April 26, 2025, no provision for losses were recorded.
The balance of our Miortech Affiliate Note totaled $0 and $3,123 as of May 2, 2026 and April 26, 2025, respectively.

Loans to XDC affiliate.

We had provided funding to XDC through promissory notes, some of which were convertible (collectively, the “XDC Affiliate Notes”). During fiscal 2026, through December 22, 2025, we advanced $4,100 to XDC under the XDC Affiliate Notes, as compared to $3,225 during fiscal year 2025. Accrued interest on the XDC Affiliate Notes was $449 and $689 as of December 22, 2025 and April 26, 2025, respectively. The total face value of the outstanding XDC Affiliate Note was $16,034 as of April 26, 2025, which is included in “Right of use, investment in affiliates, and other assets” in our Consolidated Balance Sheets. We periodically assessed the XDC Affiliate Notes for impairment and expected credit losses. During the fourth quarter of fiscal 2025, we recorded a provision of $15,480 related to the XDC Affiliate Notes which were deemed to be uncollectible. During fiscal 2026, through December 22, 2025, an additional provision of $1,012 was recorded for the XDC Affiliate Notes expected to be uncollectible. These provisions are included in “Other expense, net.” In connection with the XDC Acquisition, we forgave $16,492 of the XDC Affiliate Notes.
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

	May 2, 2026	April 26, 2025	April 27, 2024
Cash and cash equivalents	$131,639	$127,507	$81,299
Restricted cash	—	—	379
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$131,639	$127,507	$81,678
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. As of May 2, 2026, of our $131,639 in cash and cash equivalents, $121,929 was denominated in United States dollars, of which $9,830 was held by our foreign subsidiaries, and $9,710 was denominated in foreign currencies, of which $7,570 was maintained in accounts of our foreign subsidiaries.
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
Pre-contract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Pre-contract costs directly associated with anticipated contracts expected to be recoverable include $704 and $321 as of May 2, 2026 and April 26, 2025, respectively. These are included in the “Inventories” line item in our Consolidated Balance Sheets.

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
Our contracts can contain multiple components of transaction price. We evaluate each contract for these components and include fixed consideration, variable consideration, financing components, and non-cash consideration and exclude consideration payable to a customer and sales taxes in the transaction price. When we are responsible for site installations which include subcontracted work, we maintain the contractual responsibilities and risks and include the consideration for these services in the transaction price. When our contract contains variable consideration, including return rights, discounts, claims, unpriced change orders, and liquidated damages, we estimate the transaction price using the expected value (that is, the sum of the probability-weighted amount) or the most likely amount method, whichever is expected to better predict revenue for that contract situation. We also constrain the revenue to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the following factors in determining revenue associated with variable consideration: (a) the contract or other evidence providing the legal basis, (b) additional costs caused by unforeseen circumstances, (c) evidence supporting the claim, and (d) historical evidence and patterns of customers. We adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer goods and services to a customer will exceed one year from the time the customer pays and represents financing. If the payment structures exceed a year but are structured to account for risks with a contract or correspond to payments on milestones or are scheduled for performance, we do not adjust the contract price for a financing component. See “Note 7. Accounts Receivable, Net” of the Notes to our Consolidated Financial Statements included in this Form 10-K for amounts recorded in long-term receivables.
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
We may have multiple performance obligations in these types of contracts; however, a majority are treated as a combined single performance obligation. In our judgment, this accounting treatment is most appropriate because the substantial part of our promise to customers is to provide significant integration services and incorporate individual goods and services into a combined output or system. Occasionally, the system is customized or significantly modified to the customer’s desired configuration and location, and the interrelated goods and services provide utility to the customer as a package.
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
A qualitative assessment may be used to first determine whether it is “more likely than not” that the fair value of a reporting unit is less its carrying value. Based on this assessment, if it is determined that it is more likely than not that impairment has occurred, a quantitative analysis will be performed. The quantitative assessment uses an income approach to estimate the fair value of each reporting unit. The income approach is based on the projected cash flows, which are discounted to their present value using discount rates which consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions and takes into account management plans, business trends, and market and economic conditions. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit’s carrying value exceeds its fair value will be recognized.
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
In addition, because we operate in multiple income tax jurisdictions both within the United States and internationally, the calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See “Note 13. Income Taxes” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information.
Self-Insurance: Generally, we self-insure a portion of health insurance, product liability claims, and workers’ compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use historical expense trend information, claim information, or third-party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. For workers’ compensation and health insurance claims, we maintain an excess liability insurance policy with outside insurance carriers to minimize the risks related to catastrophic claims in excess of $250 per occurrence for health insurance and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included in the “Accrued expenses” line item in our Consolidated Balance Sheets included in this Form 10-K.
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
Par value: In April 2025, the Company filed a certificate of incorporation with the State of Delaware to incorporate under the laws of that state (the “Certification of Incorporation”). The Company assigned a par value of $0.00001 to each share of the Company’s common stock (“Common Stock”) and preferred stock (“Preferred Stock”), as provided in the Certificate of Incorporation. Prior to incorporation in the State of Delaware, the Company’s shares of common and preferred shares had no par value. In connection with this incorporation and change in par value, the Company has recast prior periods to reflect issued and outstanding shares of common and preferred stock as they would have been presented under the new certificate of incorporation.
Earnings per share (“EPS”): We follow the provisions of ASC 260, Earnings Per Share, where basic EPS is computed by dividing income attributable to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution which may occur if securities or other obligations to issue Common Stock were exercised or converted into shares of Common Stock or resulted in the issuance of shares of Common Stock which share in our earnings.
The following is a reconciliation of the net income (loss) and shares of Common Stock amounts used in the calculation of basic and diluted EPS for the fiscal years ended May 2, 2026, April 26, 2025, and April 27, 2024:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Earnings per share - basic
Net income (loss)	$45,376	$(10,121)	$34,621
Weighted average shares outstanding	48,564	47,587	45,901
Basic earnings (loss) per share	$0.93	$(0.21)	$0.75

Earnings per share - diluted
Net income (loss)	$45,376	$(10,121)	$34,621
Diluted net income (loss)	$45,376	$(10,121)	$34,621

Weighted average common shares outstanding	48,564	47,587	45,901
Dilution associated with stock compensation plans	818	—	642
Weighted average common shares outstanding, assuming dilution	49,382	47,587	46,543

Diluted earnings (loss) per share	$0.92	$(0.21)	$0.74
Options outstanding to purchase 49 and 675 shares of common stock with a weighted average exercise price of $10.57 and $10.29 for the fiscal years ended April 26, 2025 and April 27, 2024, respectively, were not included in the computation of diluted EPS because the effects would be anti-dilutive.
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
Share-based compensation: We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of ASC 718, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. See “Note 11. Stockholders’ Equity and Share-Based Compensation” of the Notes to our Consolidated Financial Statements included in this Form 10-K for additional information on, and the assumptions we use to calculate, the fair value of share-based employee compensation.
Recent Accounting Pronouncements
Accounting Standards Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the disclosure of specified additional information in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the disaggregation of the disclosures of income taxes paid by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 for the fiscal year ending May 2, 2026, retrospectively, and it did not have a material effect on our financial statements. See “Note 13. Income Taxes” of the Notes to our Consolidated Financial Statements included in this Form 10-K for additional discussion.

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is required to adopt this guidance in fiscal year 2027 on a prospective basis. We are currently evaluating the impact of ASU 2025-05 on our accounting policies and disclosures.
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
The following table presents our disaggregation of revenue by segments:

	Fiscal Year 2026
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$25,443	$255,600	$38,229	$37,279	$22,935	$379,486
Limited configuration	132,803	34,418	133,417	30,898	44,450	375,986
Service and other	22,526	31,035	11,604	8,523	9,546	83,234
	$180,772	$321,053	$183,250	$76,700	$76,931	$838,706
Timing of revenue recognition
Goods/services transferred at a point in time	$143,543	$45,945	$132,102	$36,449	$47,729	$405,768
Goods/services transferred over time	37,229	275,108	51,148	40,251	29,202	432,938
	$180,772	$321,053	$183,250	$76,700	$76,931	$838,706

	Fiscal Year 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$27,405	$226,780	$35,235	$49,280	$17,715	$356,415
Limited configuration	105,358	34,464	119,397	24,847	36,013	320,079
Service and other	23,440	30,240	11,289	6,934	8,080	79,983
	$156,203	$291,484	$165,921	$81,061	$61,808	$756,477
Timing of revenue recognition
Goods/services transferred at a point in time	$116,605	$46,102	$120,138	$29,453	$39,903	$352,201
Goods/services transferred over time	39,598	245,382	45,783	51,608	21,905	404,276
	$156,203	$291,484	$165,921	$81,061	$61,808	$756,477

	Fiscal Year 2024
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$32,914	$269,184	$38,819	$52,142	$29,562	$422,621
Limited configuration	109,458	41,805	124,113	27,913	24,164	327,453
Service and other	19,254	27,519	7,417	5,335	8,484	68,009
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083
Timing of revenue recognition
Goods/services transferred at a point in time	$115,836	$48,899	$121,175	$30,866	$27,049	$343,825
Goods/services transferred over time	45,790	289,609	49,174	54,524	35,161	474,258
	$161,626	$338,508	$170,349	$85,390	$62,210	$818,083
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
The following table reflects the changes in our contract assets and liabilities:

	May 2, 2026	April 26, 2025	Dollar Change	Percent Change
Contract assets	$66,552	$41,169	$25,383	61.7%
Contract liabilities - current	65,310	69,050	(3,740)	(5.4)
Contract liabilities - non-current	20,655	18,421	2,234	12.1
The changes in our contract assets and contract liabilities from April 26, 2025 to May 2, 2026 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for fiscal 2026, 2025, and 2024.
For service-type warranty contracts, we allocate revenue to this performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the “Contract assets” and

“Contract liabilities” line items of our Consolidated Balance Sheets. Changes in unearned service-type warranty contracts, net were as follows:

	May 2, 2026	April 26, 2025
Balance at beginning of year	$35,129	$32,159
New contracts sold	52,140	55,480
Less: reductions for revenue recognized	(49,546)	(52,885)
Foreign currency translation and other	127	375
Balance at end of year	$37,850	$35,129
The loss provision on contracts in process identified as loss contracts as of May 2, 2026 and April 26, 2025 were immaterial. Loss provisions are recorded in the “Accrued expenses” line item in our Consolidated Balance Sheets.
During fiscal 2026, we recognized revenue of $64,356 related to our contract liabilities as of April 26, 2025.
Remaining performance obligations and revenue recognized from past performance obligations
As of May 2, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $424,756. Remaining performance obligations related to product and service agreements as of May 2, 2026 were $356,182 and $68,574, respectively. We expect approximately $368,272 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior years during the years ended May 2, 2026 and April 26, 2025 was immaterial.
Note 3. Segment Reporting
We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and International. These segments are based on the customer type or geography and are the same as our operating segments/business units.
Our chief operating decision-maker (“CODM”), who is our president and chief executive officer, regularly reviews the consolidated financial results in their entirety and the operating segment financial results to the GAAP measure of gross profit. The CODM uses gross profit and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another. Assets and capital expenditures are reviewed by the CODM at the consolidated level, rather than segment level, as the information is not used in evaluating segment performance or allocating resources. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for our Company and our segments. Management of each operating segment has the responsibility for operating decisions, allocating resources, and assessing performance within their segment.
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
•Our Transportation business unit primarily consists of sales of intelligent transportation systems dynamic messaging signs for road management, mass transit, and aviation applications and other electronic signage for advertising and way-finding needs, which includes our Vanguard® and Galaxy® product lines and other intelligent transportation systems dynamic message signs, to governmental transportation departments, transportation industry contractors, airlines, and other transportation-related customers.
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
We do not maintain information on sales by product; therefore, disclosure of such information is not practical.

The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Net sales:
Commercial	$180,772	$156,203	$161,626
Live Events	321,053	291,484	338,508
High School Park and Recreation	183,250	165,921	170,349
Transportation	76,700	81,061	85,390
International	76,931	61,808	62,210
Total consolidated net sales	838,706	756,477	818,083

Cost of Sales:
Commercial	129,345	117,486	127,393
Live Events	245,428	228,790	242,524
High School Park and Recreation	122,673	108,126	112,985
Transportation	52,825	52,023	59,369
International	59,429	54,565	53,369

Gross profit:
Commercial	51,427	38,717	34,233
Live Events	75,625	62,694	95,984
High School Park and Recreation	60,577	57,795	57,364
Transportation	23,875	29,038	26,021
International	17,502	7,243	8,841
Total consolidated gross profit	229,006	195,487	222,443

Less:
Selling	64,815	60,011	56,954
General and administrative	59,885	63,498	42,632
Product design and development	43,458	38,860	35,742
Interest (income) expense, net	(3,630)	(1,347)	3,418
Change in fair value of convertible note	—	22,521	16,550
Other expense, net	6,144	17,795	13,096
Income (loss) before income taxes	$58,334	$(5,851)	$54,051

Depreciation and amortization:
Commercial	$4,342	$4,272	$4,497
Live Events	4,931	5,668	6,256
High School Park and Recreation	2,709	2,179	1,968
Transportation	824	807	715
International	1,832	2,144	2,255
Total depreciation and amortization for reportable segments	14,638	15,070	15,691
Unallocated corporate depreciation	4,701	4,477	3,600
Total depreciation and amortization	$19,339	$19,547	$19,291

No single country comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales, which are based on where the end user is located, and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Net sales:
United States	$742,294	$676,192	$744,419
Outside United States	96,412	80,285	73,664
	$838,706	$756,477	$818,083
Property and equipment, net of accumulated depreciation:
United States	$54,851	$66,701	$64,332
Outside United States	9,412	7,183	7,420
	$64,263	$73,884	$71,752
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
Note 4. Business Combination
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

The XDC Acquisition is not significant to our Consolidated Financial Statements included in this Form 10-K, and, as such, we have not included disclosures of the allocation of the purchase price. Additionally, we have not included any pro forma disclosures as the results of its operations are not significant to our consolidated financial results. The results of the Display Business operations have been included in our Consolidated Financial Statements included in this Form 10-K since the date of acquisition.

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill related to each reportable segment for the fiscal year ended May 2, 2026 were as follows:

	Live Events	Commercial	Transportation	Total
Balance as of April 26, 2025:	$—	$3,159	$29	$3,188
Foreign currency translation	—	36	11	47
XDC Acquisition	$153	$148	$149	$450
Balance as of May 2, 2026:	$153	$3,343	$189	$3,685
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during our third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter.
We performed our annual impairment test on November 2, 2025 and concluded no goodwill impairment existed for fiscal year 2026. The annual impairment test for fiscal year 2025 concluded no goodwill impairment existed.
As part of the XDC Acquisition, we recorded $450 of goodwill which is related to the value of the assembled workforce acquired and is not deductible for tax purposes.
The amount of accumulated impairments to goodwill as of May 2, 2026 and April 26, 2025 was $4,576.
Intangible Assets
The following table summarizes intangible assets, net, as of May 2, 2026 and April 26, 2025:

	May 2, 2026
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	13.8	$1,782	$421	$1,361
Developed technology	15.0	1,915	43	1,872
Customer relationships	10.3	2,563	2,533	30
Total	12.7	$6,260	$2,997	$3,263

	April 26, 2025
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Registered trademarks	20.0	$662	$342	$320
Customer relationships	10.3	2,521	2,273	248
Total	12.2	$3,183	$2,615	$568
In the fiscal years 2026, 2025, and 2024, amortization expense was $253, $278, and $287, respectively. Amortization expenses are included primarily in product design and development and selling expense in the Consolidated Statements of Operations. Intangible assets are written off when fully amortized.

As of May 2, 2026, amortization expenses for future periods were estimated to be as follows:

Fiscal years ending	Amount
2027	$277
2028	277
2029	277
2030	277
2031	276
Thereafter	1,879
Total expected amortization expense	$3,263
Note 6. Selected Financial Statement Data
Inventories consisted of the following:

	May 2, 2026	April 26, 2025
Raw materials	$51,511	$46,340
Work-in-process	12,885	10,223
Finished goods	46,075	49,276
	$110,471	$105,839
Property and equipment, net consisted of the following:

	May 2, 2026	April 26, 2025
Land	$3,166	$3,024
Buildings	74,036	73,373
Machinery and equipment	142,107	139,079
Office furniture and equipment	4,270	4,027
Computer software and hardware	42,855	48,087
Construction in Process	2,801	1,619
Demonstration equipment	7,717	7,355
Transportation equipment	8,831	8,455
	285,783	285,019
Less accumulated depreciation	221,520	211,135
	$64,263	$73,884
Our depreciation expense was $17,477, $17,654, and $17,453 for the fiscal years 2026, 2025, and 2024, respectively.

Accrued expenses consisted of the following:

	May 2, 2026	April 26, 2025
Compensation	$24,832	$23,217
Taxes, other than income taxes	3,194	3,259
Accrued employee benefits	3,683	4,105
Operating lease liabilities	3,238	2,044
Short-term accrued expenses	9,911	9,080
	$44,858	$41,705
Interest income (expense), net consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Interest expense:
Interest expense	$(1,463)	$(2,873)	$(3,397)
Debt issuance amortization expense	(965)	(1,614)	(1,551)
Total interest expense	(2,428)	(4,487)	(4,948)
Interest income:
Interest income	6,058	5,834	1,530
Interest income (expense), net	$3,630	$1,347	$(3,418)

Other expense, net consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Foreign currency transaction (losses) gains	$(1,134)	$658	$284
Equity in losses of affiliates	(2,008)	(3,053)	(3,764)
Allowance for credit losses on affiliate loans	(3,750)	(15,480)	—
XDC Acquisition	501	—	—
Impairment of equity method investees	—	—	(6,359)
Debt issuance costs write off	—	—	(3,353)
Other	247	80	96
	$(6,144)	$(17,795)	$(13,096)
Note 7. Accounts Receivable, Net
We invoice customers based on a billing schedule as established in our contracts. We sometimes have the ability to file a contractor’s lien against the product installed as collateral and to file claims against surety bonds to protect our interest in receivables. Foreign sales are at times secured by irrevocable letters of credit or bank guarantees. Accounts receivable are reported net of an allowance for credit losses of $1,732 and $1,927 as of May 2, 2026 and April 26, 2025, respectively. Included in accounts receivable as of May 2, 2026 and April 26, 2025 was $2,049 and $3,727, respectively, of retainage on construction-type contracts, all of which is expected to be collected within one year.
In some contracts with customers, we agree to installment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. We generally retain a security interest in the equipment or in the cash flow generated by the equipment until the contract is paid. The present value of long-term contracts, including the current maturities, was $4,365 and $3,287 as of May 2, 2026 and April 26, 2025, respectively. Contract receivables bearing annual interest rates of 8.0 to 9.0 percent are due in varying annual installments through October 2027. The face value of long-term receivables, including the current maturities, was $4,495 and $3,698 as of May 2, 2026 and April 26, 2025, respectively.
Note 8. Financing Agreements
Long-term debt consists of the following:

	May 2, 2026	April 26, 2025
Mortgage	10,925	12,375
Long-term debt, gross	10,925	12,375
Debt issuance costs, net	(146)	(388)
Current portion	(1,150)	(1,500)
Long-term debt, net	$9,629	$10,487
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

The Revolver and the New Term Loan are guaranteed by the Loan Parties and are secured by perfected, first‑priority liens on substantially all personal property and assets of the Company and the other Loan Parties, including intellectual property, pursuant to a new pledge and security agreement and related collateral documents (collectively, the “New Security Agreement”). The New Security Agreement replaced the prior pledge and security agreement entered into in connection with the Prior Credit Agreement.

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

The financial covenants under the New Credit Agreement require the Company to maintain (i) a maximum quarterly Total Leverage Ratio of 3.00 to 1.00 and (ii) a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00. There is a limited ability to exclude certain unfinanced capital expenditures from these calculations when specified liquidity thresholds are met. These covenants apply to borrowings under both the Revolver and the New Term Loan. The New Credit Agreement includes customary representations, covenants, and events of default, including limitations on incurring additional debt, liens, investments, asset sales, restricted payments, dividends, share repurchases, and affiliate transactions.

Proceeds from the New Credit Facility may be used to refinance existing indebtedness and for working capital and other general corporate purposes.

As of May 2, 2026, the Company was in compliance with all covenants under the New Credit Agreement and other agreements related to the New Credit Facility. There were no advances under the New Term Loan portion of our line of credit, and the balance of letters of credit issued and outstanding under the Revolver was approximately $1,905. As of May 2, 2026, $58,095 of the New Credit Facility remains in place and available for borrowing.

Convertible Note
As of May 2, 2026 and April 26, 2025, there was no outstanding balance under the Convertible Note. During fiscal 2025, the Company fully settled the Convertible Note through a series of forced conversions in accordance with its terms. These conversions resulted in the issuance of shares of Common Stock to Alta Fox Opportunities and the extinguishment of the debt on the dates of settlement. Accordingly, there is no remaining principal or accrued interest associated with the Convertible Note, and no further obligations under its terms.

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

Amortization of debt issuance costs totaled $965 and $1,614 for the fiscal years ended May 2, 2026 and April 26, 2025, respectively. The amortization for the fiscal year ended May 2, 2026 includes amortization related to both the Prior Credit Agreement prior to its termination and the New Credit Facility subsequent to its execution.

As of May 2, 2026, the remaining unamortized debt issuance costs of $146 were being amortized over the remaining term of the New Credit Facility.

Future Maturities

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years ending	Amount
2027	$1,150
2028	1,150
2029	8,625
2030	—
2030 and beyond	—
Total debt	$10,925

Note 9. Share Repurchase Program
On June 17, 2016, our Board of Directors (the “Board” or “Board of Directors”) authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40,000 of outstanding Common Stock. On March 4, 2025, the Board approved a $10,000 increase in the limit under the Repurchase Program. On June 23, 2025, the

Board approved an additional $10,000 increase in the limit under the Repurchase Program. On December 9, 2025, the Board approved an additional $20,000 increase for a maximum authorized value of $80,000 as of May 2, 2026.
Repurchases under the Repurchase Program may be made from time to time in open market transactions or privately negotiated transactions, subject to business and market conditions, applicable legal requirements, and other relevant factors. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, may be suspended or terminated at any time at the discretion of the Board and has no fixed expiration date. For additional information, see “Note 19. Subsequent Events” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
During fiscal 2026, the Company repurchased 1,428 shares of Common Stock at a total cost of $25,409 and incurred $156 of stock repurchase excise tax. During fiscal 2025, the Company repurchased 2,071 shares of Common Stock at a total cost of $29,474. During fiscal 2024, the Company had no repurchases of shares of our outstanding shares of common stock, no par value. As of May 2, 2026, $14,471 of the $80,000 authorized amount remained available for repurchase under the Repurchase Program.
Note 10. Leases
We lease facilities and various equipment to manufacture products and provide employee collaboration space and tools. These are all classified as operating leases and have initial lease terms ranging from 1 year to 5 years. These operating leases do not contain material residual value guarantees or material restrictive covenants. Our lease for our facility in Sioux Falls, South Dakota contains a purchase option. We have no material financing leases.
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
Operating lease cost is recognized on a straight-line basis over the lease term, and short-term lease cost is recognized when paid. During fiscal 2026, the amount of the operating lease cost included in cost of sales and operating expenses in the Consolidated Statements of Operations was $2,816 and $657, respectively, as compared to $2,530 and $674, respectively, in fiscal year 2025, and $2,344 and $980, respectively, in fiscal year 2024. Operating lease cost includes short-term leases, which are immaterial.
As of May 2, 2026, the weighted average remaining lease term and discount rate related to operating leases was 3.0 years and 6.4 percent as compared to 2.4 years and 6.1 percent as of April 26, 2025.
Supplemental unaudited cash flow information related to operating leases were as follows:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,975	$2,461	$2,581

Future minimum operating lease payments as of, and subsequent to, May 2, 2026 under ASC 842 are as follows:

Operating Leases
Fiscal years ending
2027	$3,659
2028	2,042
2029	1,124
2030	850
2031	411
Thereafter	—
Total lease payments	8,086
Less imputed interest	(733)
Total lease liabilities	$7,353
The current and long-term portions of the lease liabilities are included in the “Accrued expenses” and “Other long-term obligations” line items in our Consolidated Balance Sheets, respectively.
Note 11. Stockholders’ Equity and Share-Based Compensation
Authorized share types: Our 120,000 authorized shares of stock consist of 115,000 shares of Common Stock and 5,000 shares of Preferred Stock.
Stock incentive plans: During fiscal 2026, our shareholders approved the Daktronics, Inc. 2025 Stock Incentive Plan (“2025 Plan”), under which shares available for issuance include remaining authorized shares from the 2020 Stock Incentive Plan (“2020 Plan”). No new awards will be granted under the 2020 Plan. The 2025 Plan provides for the issuance of stock-based awards, including, but not limited to, stock options, restricted stock, restricted stock units (“RSUs”), performance stock, performance stock units (“PSUs”), and deferred stock to employees, directors, and consultants. Stock options issued to employees under the 2020 Plan and 2025 Plan generally have a 10-year life, an exercise price equal to the closing market value on the grant date, and a five-year annual vesting period. The restricted stock granted to independent directors vests in one year, provided that the directors remain on the Board of Directors. Restricted stock units are granted to employees and generally vest over a defined service period or, in the case of PSUs, based on performance criteria, which may vary by award. Performance stock awards are granted to employees and vest, if at all, based on the achievement of specified performance criteria. PSUs and RSUs are granted to employees as units that are settled in shares of Common Stock upon vesting based on the achievement of specified performance criteria. Pursuant to the terms of the applicable award agreements and the 2020 Plan or 2025 Plan, all currently outstanding stock-based awards under the 2020 Plan and 2025 Plan will be settled in shares of Common Stock on a one-to-one basis if and when such awards vest, and the ownership of such stock-based awards cannot be transferred during the applicable vesting period.
As of May 2, 2026, the aggregate number of shares of Common Stock available for future grants under the 2025 Plan was 3,418 shares. Shares of Common Stock subject to each stock award granted under the 2025 Plan are counted as one share of Common Stock for each share of Common Stock subject to the award.
Restricted stock and restricted stock units: We issue restricted stock to our non-employee directors and RSUs to employees. Restricted stock issued to non-employee directors are participating securities and receive dividends prior to vesting. Unvested restricted stock will terminate and be forfeited upon termination of employment or service. The fair value of our unvested restricted stock and RSU awards is measured based on the market value of our Common Stock on the grant date for the applicable award. The related compensation expense as calculated under ASC 718, net of estimated forfeitures, is recognized over the applicable vesting period. Unrecognized compensation expense related to the restricted stock and RSU awards was approximately $5,707 as of May 2, 2026, which is expected to be recognized over a weighted-average period of 3.31 years. The total fair value of restricted stock vested was $2,404, $1,209, and $1,536 in fiscal years 2026, 2025, and 2024, respectively.
Performance stock and performance stock units: We grant performance stock and PSUs to senior members of our management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. Our PSUs granted in fiscal 2026 were immaterial. In fiscal 2025 and 2024, we had no PSU grants. The performance conditions for the current PSUs are set to be achieved annually during a three-year period. The service condition must be met on each vesting date.
In March 2025, the Company granted a one-time equity award to its former interim Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”). Pursuant to the terms of the applicable award agreements, 100 percent of the awarded RSUs will vest upon the appointment of a permanent CEO or CFO, as applicable, provided that the executive remains continuously employed by the Company or a subsidiary until immediately prior to such appointment. The vesting condition for the Company’s former interim CEO was satisfied during fiscal 2026 upon the appointment of his successor. As of May 2, 2026, the vesting condition for the acting CFO has not yet been satisfied.
During fiscal 2026, the Company recognized additional stock‑based compensation expense related to the accelerated vesting of certain equity awards in connection with the separation of an executive officer. The acceleration of vesting resulted in the recognition of approximately $620 of compensation expense during the period, which is included in “General and administrative” expense in our Consolidated Statements of Operations.

During fiscal 2026, the Company reclassified certain PSUs from equity‑classified awards to liability‑classified awards because the awards permit settlement in cash at the holder’s election. As of May 2, 2026, $304 was reclassified from additional paid‑in capital to accrued compensation liabilities, and $180 was recognized as stock-based compensation expense to reflect the awards’ fair value at the reclassification date. The liability is included in “Accrued expenses” in our Consolidated Statements of Operations. Liability‑classified awards are remeasured at fair value each reporting period until settlement.
A summary of non-vested restricted stock and RSUs for fiscal years 2026, 2025, and 2024 is as follows:

	Year Ended
	May 2, 2026		April 26, 2025		April 27, 2024
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	600	$9.62	486	$5.95	617	$4.11
Granted	251	19.92	318	13.19	159	9.85
Vested	(253)	8.88	(189)	6.45	(280)	3.92
Forfeited	(24)	14.21	(15)	6.71	(10)	4.77
Outstanding at end of year	574	$13.96	600	$9.62	486	$5.95

Stock Options: We issue incentive stock options to our employees. A summary of stock option activity under our 2020 Plan and 2025 Plan during the fiscal year ended May 2, 2026 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of April 26, 2025	901	$5.78	5.41	$6,107
Granted	—	—	—	—
Cancelled or forfeited	(4)	8.51	—	—
Exercised	(290)	6.19	—	4,247
Outstanding as of May 2, 2026	607	$5.57	4.85	$8,573

Shares vested and expected to vest	603	$5.56	4.83	$8,518
Exercisable as of May 2, 2026	419	$5.81	4.16	$5,827
The aggregate intrinsic value of stock options represents the difference between the exercise price of stock options and the fair market value of the underlying Common Stock for all in-the-money options. We define in-the-money options as of May 2, 2026 as options having exercise prices lower than the $19.70 per share market price of our Common Stock on that date. There were 419 shares exercisable that were in-the-money options as of May 2, 2026. The total intrinsic value of options exercised during fiscal years 2026, 2025, and 2024 was $4,247, $3,594, and $708, respectively. The total fair value of stock options vested was $375, $410, and $453 for fiscal years 2026, 2025, and 2024, respectively.
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

The following table provides the weighted-average fair value of options granted and the related assumptions used in the Black-Scholes model. No stock options were granted during fiscal 2026; therefore, no Black‑Scholes assumptions were applicable.

	Year Ended
	April 26, 2025	April 27, 2024
Fair value of options granted	$5.98	$4.92
Risk-free interest rate	3.58%	4.37%
Expected volatility	49.14%	46.28%
Expected life of option (in years)	6.83	6.90
Employee stock purchase plan: We have an employee stock purchase plan (“ESPP”), which enables employees after six months of continuous employment to elect, in advance and semi-annually, to contribute up to 15 percent of their compensation, subject to certain limitations, toward the purchase of our Common Stock at a purchase price equal to 85 percent of the lower of the fair market value of the Common Stock on the first or last day of the participation period. The ESPP requires participants to hold any shares purchased under the ESPP for a minimum period of one year after the date of purchase. Compensation expense recognized on shares issued under our ESPP is based on the value of a traded option to purchase shares of our Common Stock at a 15 percent discount to the stock price. The total number of shares reserved under the ESPP is 5,500. The number of shares of Common Stock issued under the ESPP totaled 128, 148, and 355 shares in fiscal 2026, 2025, and 2024, respectively. The number of shares of Common Stock reserved for future employee purchases under the ESPP totaled 943 shares as of May 2, 2026. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.
Total share-based compensation expense: As of May 2, 2026, there was $6,001 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost over a weighted-average period of 3.31 years.
The following table presents a summary of the share-based compensation expense by equity type as follows:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Stock options	$550	$910	$420
Restricted stock and stock units	4,029	1,591	1,177
Employee stock purchase plans	515	443	493
	$5,094	$2,944	$2,090
A summary of the share-based compensation expense by classification in the Consolidated Statements of Operations for stock options, restricted stock, RSUs, and shares of Common Stock issued under the ESPP for fiscal years 2026, 2025, and 2024 is as follows:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Cost of sales	$968	$613	$452
Selling	778	460	437
General and administrative	2,920	1,577	745
Product design and development	428	294	456
	$5,094	$2,944	$2,090

We received $1,796 in cash from option exercises under all share-based payment arrangements for the fiscal year ended May 2, 2026. The tax expense related to non-qualified options and RSUs under all share-based payment arrangements totaled $215, $5, and $22 for fiscal years 2026, 2025, and 2024, respectively.
Note 12. Retirement Benefits
We sponsor a 401(k) savings plan providing benefits for substantially all United States-based employees of Daktronics and its subsidiaries, subject to certain Internal Revenue Service (“IRS”) limits. We made matching cash contributions equal to 50 percent of each participating employee’s qualifying contribution up to six percent of such employee’s compensation. Employees are eligible to participate in the 401(k) savings plan the first day of the calendar month following completion of 30 days of continuous service if they have attained the age of 21. We contributed $3,729, $3,522, and $3,201 for matches to the plan for fiscal years 2026, 2025, and 2024, respectively.
Note 13. Income Taxes
The following tables reflect the significant components of our income tax provision. The pretax income (loss) attributable to domestic and foreign operations was as follows:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Domestic	$47,731	$(13,407)	$46,763
Foreign	10,603	7,556	7,288
Income (loss) before income taxes	$58,334	$(5,851)	$54,051
Income tax expense consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Current:
Federal	$(246)	$6,819	$21,174
State	823	1,786	5,512
Foreign	2,572	1,965	1,813
Deferred:
Federal	8,709	(5,308)	(8,101)
State	1,392	(946)	(1,045)
Foreign	(292)	(46)	77
	$12,958	$4,270	$19,430
In fiscal 2026, the Company retrospectively adopted ASU 2023-09, Improvements to Income Tax Disclosures. The reconciliation of items accounting for the difference between income taxes computed at the United States federal statutory rate and the Company's effective rate for the fiscal years 2026, 2025, and 2024 is summarized as follows:

	Year Ended
	May 2, 2026		April 26, 2025		April 27, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income taxes	$58,334		$(5,851)		$54,051
Federal income tax expense at statutory rate	12,250	21.0%	(1,229)	21.0%	11,351	21.0%
State and local income tax, net of federal income tax effect (a)	1,750	3.0%	664	(11.3)%	3,529	6.5%

Foreign tax effects

Canada
Statutory tax rate difference between Canada and United States	(96)	(0.2)%	(176)	3.0%	(123)	(0.2)%
Ontario provincial income taxes	166	0.3%	298	(5.1)%	207	0.4%
Other provincial income taxes	10	—%	42	(0.7)%	36	0.1%
Other	(7)	—%	19	(0.3)%	2	—%

China
Statutory tax rate difference between China and United States	263	0.5%	130	(2.2)%	140	0.3%
Other	52	0.1%	42	(0.7)%	19	—%

Ireland
Statutory tax rate difference between Ireland and United States	(111)	(0.2)%	(59)	1.0%	(31)	(0.1)%
Changes in valuation allowance	(370)	(0.6)%	(85)	1.5%	(36)	(0.1)%
Other	56	0.1%	56	(1.0)%	48	0.1%

Other Foreign Jurisdictions	90	0.2%	66	(1.1)%	97	0.2%

Effect of cross-border tax laws
GILTI (net of credit)	21	—%	72	(1.2)%	63	0.1%
Foreign-derived intangible income (FDII)	55	0.1%	(87)	1.5%	(327)	(0.6)%
Other	3	—%	—	—%	—	—%

Tax credits
Research & Development Tax Credit	(717)	(1.2)%	(1,003)	17.1%	(1,203)	(2.2)%
Other	(67)	(0.1)%	(9)	0.2%	—	—%

Changes in valuation allowance	(288)	(0.5)%	641	(11.0)%	2,117	3.9%

Nontaxable or nondeductible items
Meals & entertainment	325	0.5%	305	(5.2)%	270	0.5%
Stock options	(681)	(1.2)%	(853)	14.6%	(178)	(0.3)%
Change in fair value of convertible debt	—	—%	4,729	(80.9)%	3,476	6.4%
IRC Section 162(m) limitation	143	0.2%	142	(2.4)%	—	—%
Debt issuance costs amortization	—	—%	425	(7.4)%	—	—%
Other	105	0.1%	44	(0.8)%	23	—%

Change in uncertain tax positions, net
Change in FIN 48 Reserve	33	0.1%	90	(1.5)%	(35)	(0.1)%

Other Reconciling Adjustments	(27)	—%	6	(0.1)%	(15)	—%

Effective Tax Rate	12,958	22.2%	4,270	(73.0)%	19,430	35.9%
(a) For the year ended May 2, 2026, state taxes in California, Florida, Maryland, Minnesota, New York, Pennsylvania and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category. For the year ended April 26, 2025, state taxes in California, Minnesota, and Texas made up the majority (greater than 50 percent) of the tax effect in this category. For the year ended April 27, 2024, state taxes in California, Massachusetts, Minnesota, New Jersey, New York, Pennsylvania and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.
Our effective tax rate for fiscal 2026 was 22.2 percent. The effective income tax rate for fiscal 2026 was primarily impacted due to the research and development credit, reversals of valuation allowances on Ireland net operating losses, and other permanent tax adjustments.
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
Cash paid for income taxes, net of refunds, received for fiscal years 2026, 2025, and 2024 was as follows:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
U.S. Federal Taxes	$1,800	$12,500	$19,500
U.S. State Taxes
California	306	410	768
Other U.S. States	1,178	2,714	3,719
Foreign Taxes
Canada	474	418	326
Ontario, Canada	371	313	250
China	559	820	1,194
Other Foreign	436	631	695

Total cash paid for income taxes, net of refunds	$5,124	$17,806	$26,452

The components of the net deferred tax assets were as follows:

	May 2, 2026	April 26, 2025
Deferred tax assets:
Accrued warranty obligations	$9,057	$8,819
Vacation accrual	2,546	2,443
Deferred maintenance revenue	1,173	998
Allowance for excess and obsolete inventory	3,366	3,590
General reserve	281	628
Equity compensation	498	282
Allowance for credit losses accounts	379	4,242
Inventory capitalization	1,861	3,115
Accrued compensation and benefits	950	942
Capital loss carry forwards	3,700	—
Unrealized loss on foreign currency exchange	82	—
Net operating loss carry forwards	754	862
Outside basis difference in equity method investments	2,998	7,030
Section 174 Capitalization	8,123	12,840
Research and development tax credit carry forwards	81	76
Lease accounting - lease liability	1,079	1,250
Other	640	646
Total deferred tax assets	37,568	47,763
Valuation allowance	(7,214)	(7,887)
Net deferred tax assets	30,354	39,876

Deferred tax liabilities:
Property and equipment	(5,184)	(5,904)
Deferred software implementation costs	(1,061)	—
Lease accounting - right of use asset	(1,058)	(1,250)
Prepaid expenses	(641)	(557)
Unrealized gain on foreign currency exchange	—	(146)
Other	(166)	—
Total deferred tax liabilities	(8,110)	(7,857)
Net deferred tax asset	$22,244	$32,019

The classification of the net deferred tax assets in the accompanying Consolidated Balance Sheets is:

	May 2, 2026	April 26, 2025
Non-current assets	$22,266	$32,104
Non-current liabilities	(22)	(85)
	$22,244	$32,019
As of May 2, 2026, we had total valuation allowances against deferred tax assets of $7,214, as compared to $7,887 as of April 26, 2025, representing an decrease of $673 during fiscal 2026. The decrease in valuation allowance is attributed to reversals of valuation allowances primarily related to Ireland net operating losses as described below. The majority of the valuation allowances are attributable to outside basis differences in equity method investments of $2,998 as well as capital losses of $3,700 which were generated during fiscal 2026 for the disposal of an equity method investment which essentially was a recharacterization of the deferred tax asset and corresponding valuation allowance already in place. A small portion of the total valuation allowances are related to foreign net operating loss carryforwards as described below. We consider all positive and negative evidence available in determining the potential of realizing deferred tax assets, including past operating results and the forecast of future earnings, category of income, future taxable income, and prudent and feasible tax planning strategies. If sufficient evidence of our ability to generate applicable taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our Consolidated Statements of Operations.
As of May 2, 2026, we had foreign net operating loss (“NOL”) carryforwards of approximately $3,957 primarily related to our operations in Belgium and Ireland, which have indefinite lives. A deferred tax asset has been recorded for all NOL carryforwards totaling approximately $752. However, due to uncertainty in future taxable income in Belgium, a valuation allowance has been recorded for $516 for the full amount of the Belgium NOL’s. The valuation allowance on Ireland NOL’s was reversed during fiscal 2026 due to a return to profitability and future taxable income expected.
As of May 2, 2026, we have not accrued taxes related to the outside basis difference in our non-U.S. subsidiaries, as we currently intend to indefinitely reinvest those earnings. The determination of the deferred tax liability is not practical.
The summary of changes in the amounts related to unrecognized uncertain tax benefits are:

	May 2, 2026	April 26, 2025
Balance at beginning of year	$446	$356
Gross increases related to prior period tax positions	30	24
Gross decreases related to prior period tax positions	(19)	(22)
Gross increases related to current period tax positions	91	122
Lapse of statute of limitations	(69)	(34)
Balance at end of year	$479	$446
All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. We recognized the release of $69 in unrecognized tax benefits related to the lapse of a statute of limitations in fiscal 2026. Interest and penalties incurred associated with uncertain tax positions are included in the “Income tax expense” line item in our Consolidated Statements of Operations. Accrued interest and penalties are included in the related tax liability line item in our Consolidated Balance Sheets of $63 and $41 as of May 2, 2026 and April 26, 2025, respectively.
Additional tax information:
We are subject to United States federal income tax as well as income taxes of multiple state and foreign jurisdictions. Fiscal years 2023, 2024, and 2025 remain open to U.S. federal tax examinations, and fiscal years 2022, 2023, 2024 and 2025 remain open for U.S. state income tax examinations. Certain subsidiaries are also subject to income tax in several non-U.S. jurisdictions which have open tax years varying by jurisdiction beginning in fiscal 2015. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense in our Consolidated Statements of Operations. We regularly assess the likelihood of an adverse outcome resulting from examinations to determine the adequacy of our tax reserves. As of May 2, 2026, we believe that it is more likely than not that the tax positions taken will be sustained upon the resolution of audits resulting in no material impact on our consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, including any related litigation costs, settlements, penalties and/or interest assessments, could be materially different from our accruals and could have a material effect on our financial position, results of operations, and/or cash flows in the periods for which that determination is made.
In October 2021, the Organization for Economic Co-operation and Development (“OECD”)/G20 finalized the significant components of a two-pillar global tax reform plan, which has now been agreed to by the majority of OECD members. Pillar Two requires multinational enterprises with annual global revenue exceeding €750 million to pay a global minimum tax of 15 percent. We anticipate being subject to the compliance requirements beginning in our fiscal year 2027. We continue to evaluate the potential impact on future periods of the Pillar Two framework and the implementation of the

Pillar Two rules in the jurisdictions in which we operate. We do not anticipate that Pillar Two compliance will have a material impact on our financial statements.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2026 and others beginning in fiscal 2027 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws affecting current taxes to be reflected in the estimated annual effective tax rate going forward, and adjustments to existing deferred taxes to be recognized on deferred tax balances to be recognized in the period in which the legislation is enacted. We note that as of May 2, 2026, there were no material impacts to our effective tax rate; however, the OBBBA allows for the timing of certain deductions to be recognized in deferred taxes in the financial statements. These include deductions for the bonus depreciation and Section 174 capitalization of domestic research and development costs. We will continue to evaluate the future tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.
Note 14. Cash Flow Information
The changes in operating assets and liabilities consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
(Increase) decrease:
Accounts receivable	$(26,029)	$25,161	$(7,733)
Long-term receivables	(917)	(2,603)	620
Inventories	(3,420)	32,536	10,859
Contract assets	(25,051)	14,721	(9,262)
Prepaid expenses and other current assets	(2,667)	36	1,086
Income taxes receivables	(2,814)	(2,761)	(124)
Right of use, investment in affiliates, and other assets	(3,773)	(1,213)	214
Increase (decrease):
Accounts payable	28,681	(14,119)	(7,123)
Contract liabilities	(1,668)	5,596	(22,695)
Accrued expenses	2,690	239	10,891
Warranty obligations	(308)	(3,835)	4,312
Long-term warranty obligations	1,237	1,735	1,075
Income taxes payable	997	(4,485)	2,067
Other payables	(2,930)	381	1,678
	$(35,972)	$51,389	$(14,135)
Supplemental disclosures of cash flow information consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Cash payments for:
Interest	$847	$3,066	$2,858
Income taxes, net of refunds	5,124	17,806	26,452

Non-cash impairment charges consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Non-cash impairment charges:
Equity investees impairment	$—	$—	$6,359
Total non-cash impairment charges	$—	$—	$6,359
Supplemental schedule of non-cash investing and financing activities consisted of the following:

	Year Ended
	May 2, 2026	April 26, 2025	April 27, 2024
Purchases of property and equipment included in accounts payable	$630	$2,320	$1,628
Contributions of common stock under the ESPP	1,382	1,192	1,200
Settlement of convertible note	—	64,366	—
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 2, 2026 and April 26, 2025 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of May 2, 2026:
Cash and cash equivalents	$131,639	$—	$—	$131,639
	$131,639	$—	$—	$131,639
Balance as of April 26, 2025:
Cash and cash equivalents	$127,507	$—	$—	$127,507
	$127,507	$—	$—	$127,507
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
Note 16. Derivative Financial Instruments
We periodically utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions denominated in currencies other than our functional currency, which is the United States dollar. When we utilize such instruments, we enter into currency forward contracts to manage these economic risks. We account for all derivatives in the Consolidated Balance Sheets within accounts receivable or accounts payable measured at fair value, and changes in fair values are recognized in earnings unless specific hedge accounting criteria are met for cash flow or net investment hedges. As of May 2, 2026 and April 26, 2025, we had not designated any of our derivative instruments as accounting hedges, and thus we recorded the changes in fair value in the “Other expense, net” line item in the Consolidated Statements of Operations.
There were no foreign currency agreements outstanding as of May 2, 2026 and April 26, 2025.
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
Our assessment of whether a loss is reasonably possible or probable is based on management’s assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that any material loss would be incurred. Accordingly, no material accrual or disclosure of potential loss range have been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings or claims to have a material effect on our financial position, liquidity, or capital resources.
Warranties: See “Note 1. Nature of Business and Summary of Significant Accounting Policies” for more information regarding warranties.
Changes in our warranty obligation for the fiscal years ended May 2, 2026 and April 26, 2025 consisted of the following:

	May 2, 2026	April 26, 2025
Beginning accrued warranty obligations	$35,830	$37,928
Warranties issued during the period	14,783	13,733
Settlements made during the period	(8,930)	(13,795)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	(4,923)	(2,036)
Ending accrued warranty obligations	$36,760	$35,830
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions to support our contractual obligations, primarily related to construction-type contracts. These instruments serve as guarantees of our future performance, including the operation and installation of equipment and the completion of contractual deliverables.
As of May 2, 2026, we had $48,987 of bonded work outstanding and $1,905 in letters of credit outstanding. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of May 2, 2026, we were not aware of any indemnification claim from a customer.
Purchase commitments: From time to time, we commit to purchase inventory, advertising, cloud-based information systems, information technology maintenance and support services, and various other products and services over periods that extend beyond one year. As of May 2, 2026, we were obligated under the following unconditional purchase commitments:

Fiscal years ending	Amount
2027	$15,234
2028	10,492
2029	85
2030	85
2031	—
Thereafter	225
$26,121
Note 18. Related Party Transactions
Daktronics Related Person Transaction Policy: The Board of Directors has adopted the Daktronics Related Person Transaction Policy (the “Policy”), a written policy and procedures with respect to related party transactions, that the Audit Committee of the Board (the "Audit Committee") oversees. Under the Policy, a “Related Person Transaction” is generally defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company was, is, or will be a participant; the amount involved exceeds $120; and any “Related Person” had, has, or will have a direct or indirect material interest. The Policy generally defines a "Related Person" as: a director, director nominee, or executive officer of the Company at any time during the last fiscal year; a beneficial owner of more than five percent of any class of our voting securities; or any immediate family member of any of the foregoing persons. Our Chief Financial Officer is responsible for overseeing the monitoring and identification of Related Person Transactions and the appropriate reporting of any potential Related Person Transactions to the Audit Committee. The Audit Committee reviews and, if appropriate, approves Related Person Transactions, including certain transactions which are deemed to be pre-approved under the Policy. On an annual basis, the Audit Committee reviews any previously approved Related Person Transactions that are ongoing.
Our Vice President of Commercial and High School Park and Recreation, is the brother-in-law of the Company’s Chief Data and Analytics Officer and executive officer, and is therefore considered a related person under the Policy.
Transactions with Alta Fox Opportunities: Effective May 11, 2023, the Company entered into a Securities Purchase Agreement with Alta Fox Opportunities Fund, LP (“Alta Fox Opportunities”) under which the Company sold and issued to Alta Fox Opportunities the Convertible Note in exchange for the payment by Alta Fox Opportunities to the Company of $25,000 (the "Securities Purchase Agreement"). All amounts due under the Convertible Note were settled in fiscal 2025, and the Company has no further obligations under the Convertible Note. For additional information on the Convertible Note, see “Note 8. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Alta Fox Opportunities reported in Amendment No. 2 to the Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on May 15, 2023 (“Amendment No. 2”) that, as of May 11, 2023, Alta Fox Opportunities, together with the following affiliates and associates, beneficially owned 4,768 shares of Common Stock, representing 9.99 percent of Common Stock outstanding: Alta Fox GenPar, LP, as the general partner of Alta Fox Opportunities; Alta Fox Equity, LLC, as the general partner of Alta Fox GenPar, LP; Alta Fox Capital Management, LLC, as the investment manager of Alta Fox Opportunities; and P. Connor Haley, as the sole owner, member, and manager of each of Alta Fox Capital Management, LLC and Alta Fox Equity LLC (collectively with Alta Fox Opportunities, “Alta Fox”). Accordingly, based on Amendment No. 2, as of May 11, 2023, Alta Fox was a “Related Person” of the Company under the Policy and the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. According to Amendment No. 5 to the Schedule 13D filed by Alta Fox Opportunities on December 10, 2025 with the SEC, Alta Fox reported that it beneficially owned 3,733 shares of Common Stock on December 10, 2025, representing 7.70 percent of the outstanding shares of Common Stock.
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
Transactions with Reece A. Kurtenbach: Effective April 10, 2025, our former President and CEO, Reece A. Kurtenbach, was appointed as Interim Chief Executive Officer of XDC, an entity in which the Company previously owned interest in and accounted for under the equity method of accounting. Mr. Kurtenbach served as a member of the Board of Directors of Daktronics, Inc. through January 31, 2026, at which time he resigned from the Board. As previously disclosed in reports filed by the Company with the SEC, Reece A. Kurtenbach also served as a director and executive officer during the fiscal year ended April 26, 2025 and is the brother of Matthew J. Kurtenbach, an executive officer of the Company, and Carla S. Gatzke, a former executive officer of the Company. As a result of Reece A. Kurtenbach’s appointment as Interim Chief Executive Officer of XDC and the foregoing relationships between Mr. Kurtenbach and the Company and its executive officers, he was considered a Related Person under the Policy and a related party under ASC 850 - Related Party Disclosures prior to the closing of the XDC Acquisition on December 22, 2025.
Transactions with Milwaukee Bucks Inc.: In fiscal 2025, the Company entered into a change order to an existing agreement with Milwaukee Bucks Inc. The total value of the change order was $214. On April 29, 2025, the Company entered into a contract with Milwaukee Bucks Inc. The total value of the contract was $683. The terms of both of the above-referenced arrangements between the Company and Milwaukee Bucks Inc. were arm’s-length transactions made in the ordinary course of the Company’s business. Peter Feigin, a member of the Board, was the President of Milwaukee Bucks Inc. at the time of these transactions.

See “Note 1. Nature of Business and Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further details of related party transactions with our investments in the Affiliate Notes issued by our affiliates.

Note 19. Subsequent Events
Share Repurchases. On June 22, 2026, our Board of Directors authorized an additional $25,897 under the Repurchase Program, resulting in a total amount of $40,000 available under the Repurchase Program as of the date of the authorization. For additional information, see “Note 9. Share Repurchase Program” of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of May 2, 2026, an evaluation was performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of May 2, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Form 10-K was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer believe the Consolidated Financial Statements included in this Form 10-K fairly represent, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.
We have confidence in our internal controls and procedures. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the criteria in the 2013 Framework, our management concluded our internal control over financial reporting was effective as of May 2, 2026.
The effectiveness of our internal control over financial reporting as of May 2, 2026 has been audited by Deloitte & Touche, LLP, our independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended May 2, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By /s/ Ramesh Jayaraman	By /s/ Howard I. Atkins
Ramesh Jayaraman	Howard I. Atkins
Chief Executive Officer	Acting Chief Financial Officer
June 24, 2026	June 24, 2026

An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Daktronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Daktronics, Inc. and subsidiaries (the “Company”) as of May 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 2, 2026, of the Company and our report dated June 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 24, 2026

Item 9B. OTHER INFORMATION
During the fiscal quarter ended May 2, 2026, none of the Company’s directors or “officers,” as such term is defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, with the exception of information relating to the Daktronics, Inc. Insider Trading Policy (the “Insider Trading Policy”) and the Daktronics Global Code of Conduct (the “Code of Conduct”) disclosed below, will be included under the captions “Proposal One – Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” in our definitive proxy statement for our 2026 annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after our most recent fiscal year-end.

No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2025 Annual Shareholders' Meeting as previously filed with the SEC.

The information regarding the Audit Committee, its members, and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance – Committees of the Board.”
We have adopted insider trading policies and procedures, as required by Item 408(b) of Regulation S‑K, in the form of the Insider Trading Policy, which governs the purchase, sale and other dispositions of the Company’s securities by all of our directors, officers, and employees and their family members. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as Nasdaq rules and regulations. It prohibits our directors, officers, and employees from trading securities of any company, including Daktronics, while in possession of material non-public information, and also prohibits directors, executive officers, and certain specified employees (the “Covered Persons”) from buying, selling, or gifting Daktronics securities even if not in possession of such information during certain trading blackout periods. It also prohibits the Covered Persons from effecting short sales of Daktronics securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Daktronics securities. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy, which is filed as Exhibit 19 to this Form 10-K.
The Code of Conduct is written and applies to all employees, officers and directors. Included in the Code of Conduct are ethics provisions that apply to our Chief Executive Officer, Chief Financial Officer, and all other financial and accounting management employees. A copy of the Code of Conduct can be obtained from our website at www.daktronics.com on the Investor Relations page and will be made available free of charge to any stockholder upon request. Information on or available through our website is not part of this Form 10-K. We intend to disclose any waivers from, or amendments to, the Code of Conduct by posting a description of such waiver or amendment on our Internet website. However, to date, we have not granted a waiver from the Code of Conduct.
Item 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and officers for the fiscal year ended May 2, 2026 and appearing in the Proxy Statement under the headings “Proposal One - Election of Directors,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” (excluding the information under the heading “Pay Versus Performance Table”) is incorporated herein by reference.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership of certain beneficial owners and management will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and information regarding securities authorized for issuance under our equity compensation plans will be contained in the Proxy Statement under the heading “Executive Compensation - Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the sections entitled “Proposal One – Election of Directors – Independent Directors” and “Corporate Governance - Certain Relationships and Related Person Transactions” that will be contained in the Proxy Statement. See “Note 18. Related Party Transactions” of the Notes to our Consolidated Financial Statements included in this Form 10-K for further information regarding related party transactions.
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
Our financial statements, a description of which follows, are contained in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets as of May 2, 2026 and April 26, 2025
Consolidated Statements of Operations for each of the three fiscal years ended May 2, 2026, April 26, 2025 and April 27, 2024
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended May 2, 2026, April 26, 2025 and April 27, 2024
Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended May 2, 2026, April 26, 2025 and April 27, 2024
Consolidated Statements of Cash Flows for each of the three fiscal years ended May 2, 2026, April 26, 2025 and April 27, 2024
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

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

4.1
Rights Agreement, dated as of November 16, 2018 between Daktronics, Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 16, 2018).

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

4.5
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2025).

10.1	Daktronics, Inc. 2025 Stock Incentive Plan (“2025 Plan”) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 14, 2025).*
10.2	Form of Restricted Stock Award Agreement under the 2025 Plan (incorporated by reference to Exhibit 10.3 filed to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2025).*
10.3
Form of Non-Qualified Stock Option Agreement Terms and Conditions under the 2025 Plan (incorporated by reference to Exhibit 10.4 filed to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2025).*

10.4	Form of Incentive Stock Option Terms and Conditions under the 2025 Plan (incorporated by reference to Exhibit 10.5 filed to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2025).*
10.5	Form of Restricted Stock Unit Notice and Agreement under the 2025 Plan (incorporated by reference to Exhibit 10.6 filed to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2025).*
10.6	Form of Performance Stock Unit Notice and Agreement under the 2025 Plan (incorporated by reference to Exhibit 10.7 filed to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2025).*
10.7
Registration Rights Agreement dated as of May 11, 2023 by and between Daktronics, Inc. and Alta Fox Opportunities Fund, LP (incorporated by reference to Exhibit 10.6 filed to the Current Report on Form 8-K of Daktronics, Inc. filed with the SEC on May 12, 2023).

10.8
Intercreditor Agreement dated as of May 11, 2023 by and among Daktronics, Inc., JPMorgan Chase Bank, N.A., and Alta Fox Opportunities Fund, LP (incorporated by reference to Exhibit 10.7 filed to the Current Report on Form 8-K of Daktronics, Inc. filed with the SEC on May 12, 2023).

10.9
Cooperation Agreement dated as of March 3, 2025 by and between Daktronics, Inc. and Alta Fox Capital Management, LLC, Alta Fox Opportunities Fund, LP, Alta Fox GenPar, LP, Alta Fox Equity, LLC and P. Connor Haley (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K of Daktronics, Inc. filed with the SEC on March 3, 2025).

10.10
First Amendment to Cooperation Agreement, dated as of October 24, 2025, by and between Daktronics, Inc. and Alta Fox Capital Management, LLC, Alta Fox Opportunities Fund, LP, Alta Fox GenPar, LP, Alta Fox Equity, LLC and P. Connor Haley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).

10.11
Separation and Release Agreement, dated March 5, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.12
Consulting Agreement, dated March 5, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.13
First Amendment to Consulting Agreement, dated as of October 30, 2025, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).*

10.14
Second Amendment to the Consulting Agreement, effective February 1, 2026, by and between Reece A. Kurtenbach and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).*

10.15
Offer Letter, dated March 5, 2025, by and between Bradley T. Wiemann and Daktronics, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.16
Offer Letter, dated March 5, 2025, by and between Howard I. Atkins and Daktronics, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*

10.17	Form of Interim Executive RSU Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*
10.18	Form of Retention RSU Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 5, 2025).*
10.19
Daktronics, Inc. Amended and Restated Employee Retention and Protection Plan, effective as of June 23, 2025 (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on June 25, 2025).(3)

10.20
Amended and Restated Termination Agreement and General Release of Claims, effective as of February 1, 2026, by and between Bradley T. Wiemann and Daktronics, Inc (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of Daktronics, Inc. filed on February 20, 2026).(3)

10.21
Credit Agreement, dated as of November 26, 2025, among Daktronics, Inc., the other Borrowers thereto, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.22
Pledge and Security Agreement, dated as of November 26, 2025, by and among Daktronics, Inc., Daktronics Installation, Inc., the other Grantors thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).

10.23
Letter Agreement, dated as of November 25, 2025, by and between Daktronics, Inc. and Ramesh Jayaraman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025).*

10.24
Separation and Release Agreement, effective January 31, 2026, by and between Carla S. Gatzke and Daktronics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).*

10.25
Consulting Agreement, effective January 31, 2026, by and between Carla S. Gatzke and Daktronics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).*

19	Daktronics, Inc. Insider Trading Policy(1)
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
24	Power of Attorney. (1)
31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

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
101
The following financial information from the Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(1)

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)(1)
(1) Filed herewith electronically.
(2) Furnished herewith electronically.
* Indicates a management contract or compensatory plan, contract, or arrangement
All Sport®, Camino®, Daktronics®, D®, DataTime®, Fuelight™, Fuelink™, Galaxy®, Matside®, Show Control®, Vanguard®, and Venus® are trademarks of Daktronics, Inc. All other trademarks referenced are the intellectual property of their respective companies.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2026.

DAKTRONICS, INC.
By: /s/ Ramesh Jayaraman
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Howard I. Atkins
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Howard I. Atkins	Director	June 24, 2026
Howard I. Atkins

By /s/ Mark F. Bowser	Director	June 24, 2026
Mark F. Bowser

By /s/ Dr. Lance D. Bultena	Director	June 24, 2026
Dr. Lance D. Bultena

By /s/ Peter Feigin	Director	June 24, 2026
Peter Feigin

By /s/ John P. Friel	Director	June 24, 2026
John P. Friel

By /s/ Neil D. Glat	Director	June 24, 2026
Neil D. Glat

By /s/ Dr. José-Marie Griffiths	Director	June 24, 2026
Dr. José-Marie Griffiths

By /s/ Ramesh Jayaraman	Director	June 24, 2026
Ramesh Jayaraman

By /s/ Andrew D. Siegel	Director	June 24, 2026
Andrew D. Siegel

By /s/ Shereta D. Williams	Director	June 24, 2026
Shereta D. Williams