Form 10-Q
period 2026-08-01
DAKTRONICS INC /SD/
filed 2026-09-02
CIK 915779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 24, 2026 was 48,092,650.

DAKTRONICS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended August 1, 2026

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 1, 2026	May 2, 2026
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,585	$131,639
Accounts receivable, net	154,700	118,590
Inventories	117,517	110,471
Contract assets	51,608	66,552
Current maturities of long-term receivables	3,499	3,405
Prepaid expenses and other current assets	15,747	11,278
Income tax receivables	3,120	6,047
Total current assets	500,776	447,982

Property and equipment, net	64,292	64,263
Long-term receivables, less current maturities	371	1,125
Goodwill	3,605	3,685
Intangibles, net	3,190	3,263
Right of use, investment in affiliates, and other assets	12,906	11,828
Deferred income taxes	22,240	22,266
TOTAL ASSETS	$607,380	$554,412

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share data)

	August 1, 2026	May 2, 2026
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,150	$1,150
Accounts payable	80,319	68,617
Contract liabilities	85,969	65,310
Accrued expenses	49,865	44,858
Warranty obligations	13,159	12,398
Income taxes payable	316	1,375
Total current liabilities	230,778	193,708

Long-term warranty obligations	24,663	24,362
Long-term contract liabilities	20,301	20,655
Other long-term obligations	4,633	5,289
Long-term debt, net	9,355	9,629
Deferred income taxes	22	22
Total long-term liabilities	58,974	59,957

STOCKHOLDERS' EQUITY:
Preferred Shares, $0.00001 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, authorized 115,000 shares; 53,715 and 53,650 shares issued as of August 1, 2026 and May 2, 2026, respectively	—	—
Additional paid-in capital	198,895	196,837
Retained earnings	192,716	173,286
Treasury stock, at cost, 5,631 and 5,406 shares as of August 1, 2026 and May 2, 2026, respectively	(69,734)	(65,324)
Accumulated other comprehensive loss	(4,249)	(4,052)
TOTAL STOCKHOLDERS' EQUITY	317,628	300,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$607,380	$554,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 1, 2026	August 2, 2025
Net sales	$234,565	$218,972
Cost of sales	162,966	153,900
Gross profit	71,599	65,072

Operating expenses:
Selling	18,990	16,834
General and administrative	15,559	14,295
Product design and development	12,114	10,671
	46,663	41,800
Operating income	24,936	23,272

Nonoperating income (expense):
Interest income (expense), net	1,134	893
Other expense, net	(403)	(1,942)

Income before income taxes	25,667	22,223
Income tax expense	6,237	5,753
Net income	$19,430	$16,470

Weighted average shares outstanding:
Basic	48,185	48,902
Diluted	48,901	49,736

Earnings per share:
Basic	$0.40	$0.34
Diluted	$0.40	$0.33
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	August 1, 2026	August 2, 2025

Net income	$19,430	$16,470

Other comprehensive (loss) income:
Cumulative translation adjustments	(197)	279
Total other comprehensive (loss) income, net of tax	(197)	279
Comprehensive income	$19,233	$16,749
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of May 2, 2026	53,650	$—	$196,837	$173,286	(5,406)	$(65,324)	$(4,052)	$300,747
Net income	—	—	—	19,430	—	—	—	19,430
Cumulative translation adjustments	—	—	—	—	—	—	(197)	(197)
Share-based compensation	—	—	1,210	—	—	—	—	1,210
Exercise of stock options	24	—	198	—	—	—	—	198
Employee savings plan activity	41	—	650	—	—	—	—	650
Treasury stock purchased	—	—	—	—	(225)	(4,410)	—	(4,410)
Balance as of August 1, 2026	53,715	$—	$198,895	$192,716	(5,631)	$(69,734)	$(4,249)	$317,628
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)
(in thousands)
(unaudited)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-In Capital	Retained Earnings	Number	Amount	Accumulated Other Comprehensive Loss	Total
Balance as of April 26, 2025	53,030	$—	$189,940	$127,910	(3,979)	$(39,759)	$(6,160)	$271,931
Net income	—	—	—	16,470	—	—	—	16,470
Cumulative translation adjustments	—	—	—	—	—	—	279	279
Share-based compensation	—	—	947	—	—	—	—	947
Exercise of stock options	18	—	128	—	—	—	—	128
Employee savings plan activity	60	—	648	—	—	—	—	648
Treasury stock purchased		—	—	—	(648)	(10,652)	—	(10,652)
Balance as of August 2, 2025	53,108	$—	$191,663	$144,380	(4,627)	$(50,411)	$(5,881)	$279,751
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DAKTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 1, 2026	August 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,430	$16,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,682	4,804
Gain on sale of property, equipment and other assets	(28)	(38)
Share-based compensation	1,210	947
Equity in loss of affiliates	—	805
Allowance for credit losses on affiliate loan	—	795
Provision for doubtful accounts, net	211	594
Deferred income taxes, net	22	32
Change in operating assets and liabilities	5,906	1,688
Net cash provided by operating activities	31,433	26,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,128)	(4,291)
Proceeds from sales of property, equipment and other assets	219	218
Loans to equity investees	—	(1,547)
Net cash used in investing activities	(3,909)	(5,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(288)	(500)
Principal payments on long-term obligations	—	(104)
Payments for common shares repurchased	(4,410)	(10,652)
Proceeds from exercise of stock options	198	128
Net cash used in financing activities	(4,500)	(11,128)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(78)	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,946	9,349

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	131,639	127,507
End of period	$154,585	$136,856

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$159	$382
Income taxes, net of refunds	4,274	2,724

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	1,469	532
Contributions of common stock under the employee stock purchase plan	649	648
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)
(unaudited)
Note 1. Basis of Presentation
Daktronics, Inc. and its subsidiaries (collectively, the “Company”, “Daktronics”, “we”, “our”, or “us”) is engaged principally in the design, marketing, and manufacturing of a wide range of integrated electronic display systems and related products which are sold in a variety of markets throughout the world and the rendering of related maintenance and professional services. Our products are designed primarily to inform and entertain people through the communication of content.
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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The balance sheet as of May 2, 2026, has been derived from the audited financial statements as of that date but does not include all disclosures required for annual financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended May 2, 2026 (the “Form 10-K”).

Daktronics operates on a 52- or 53-week fiscal year, with our fiscal year ending on the Saturday closest to April 30 of each year. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Within each fiscal year, each quarter is comprised of a 13-week period following the beginning of each fiscal year. In each 53-week year, an additional week is added to the first quarter, and each of the last three quarters is comprised of a 13-week period. The three months ended August 1, 2026, and August 2, 2025, contained operating results for 13 and 14 weeks, respectively.

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
As of August 1, 2026, of our $154,585 in cash and cash equivalents, $144,294 was denominated in United States dollars, of which $10,675 was held by our foreign subsidiaries, and $10,291 was denominated in foreign currencies, of which $8,501 was maintained in accounts of our foreign subsidiaries.
Recent Accounting Pronouncements
Accounting Standards Adopted
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and

Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. The Company adopted the guidance prospectively in this fiscal year beginning May 3, 2026. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

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

Miortech

We evaluated the nature of our investment in an affiliate of Miortech (dba Etulipa) (“Miortech”), which is focused on developing low power outdoor electrowetting technology. Our ownership in Miortech was 55.9 percent as of August 1, 2026. The aggregate amount of our investments accounted for under the equity method was zero as of both August 1, 2026 and May 2, 2026. We had no Miortech-related activity during the three months ended August 1, 2026. Miortech filed for bankruptcy with the Dutch courts in May 2026, and the ultimate outcome of the bankruptcy proceedings remains uncertain.

Our proportional share of the affiliate earnings or losses is included in the “Other expense, net” line item in our Condensed Consolidated Statements of Operations. For the three months ended August 1, 2026 and August 2, 2025, our share of the losses of our affiliate in Miortech was zero and $224, respectively.

We also have advanced loans to Miortech under convertible and promissory notes (collectively, the “Miortech Affiliate Notes”). We had no advances during the three months ended August 1, 2026 and had advanced $1,283 in fiscal 2026 under the Miortech Affiliate Notes. We had no accrued interest related to the Miortech Affiliate Notes as of August 1, 2026 and had accrued interest of $228 as of May 2, 2026. The total face value of the outstanding amount of the Miortech Affiliate

Notes was $5,429 as of both August 1, 2026 and May 2, 2026. The balances of Miortech Affiliate Notes are included in the “Right of use, investment in affiliates, and other assets” line item in our Consolidated Balance Sheets. We evaluate the Miortech Affiliate Notes for impairment and credit losses. During the fourth quarter of fiscal 2026, we recorded a provision of $3,750 related to the Miortech Affiliate Notes which were deemed to be uncollectible.

The balance of our Miortech Affiliate Note totaled zero as of both August 1, 2026 and May 2, 2026.

XDC

On December 22, 2025, the Company acquired a display business (the “Display Business”) consisting of intellectual property, equipment assets, technical expertise, contract rights, other personal property, and related assets (collectively, the “Display Business Assets”) from X Display Company Technology Limited (“XDC,” and such acquisition, the “XDC Acquisition”). Prior to the XDC Acquisition, the Company held an equity interest in XDC that was accounted for under the equity method and engaged in various related party transactions with XDC. As a result of the XDC Acquisition, XDC is no longer accounted for as an equity method investee and the Company no longer has related party transactions with XDC. Accordingly, there were no equity method earnings or losses, affiliate note activity, or related party transactions with XDC during the three months ended August 1, 2026. The disclosures below are presented solely for comparability to the prior-year period, which was before the XDC Acquisition.

Our proportional share of the affiliate earnings or losses is included in the “Other expense, net” in our Condensed Consolidated Statements of Operations. For the three months ended August 2, 2025, our share of affiliate losses recognized was $581.

We had provided funding to XDC through promissory notes, some of which were convertible (collectively, the “XDC Affiliate Notes”). During fiscal year 2026, we advanced $4,100 to XDC under the XDC Affiliate Notes. Accrued interest on the XDC Affiliate Notes was $449 as of May 2, 2026.

Additionally, prior to the XDC Acquisition, we engaged in related party transactions with XDC, primarily for research and development services. For the three months ended August 2, 2025, we recorded expenses of $32 in “Product design and development.” Unpaid amounts related to these services were $109 as of August 2, 2025 and are included in “Accounts payable.”

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

The following is a reconciliation of the net income and shares of Common Stock amounts used in the calculation of basic and diluted EPS for the three months ended August 1, 2026, and August 2, 2025:

	Three Months Ended
	August 1, 2026	August 2, 2025
Earnings per share - basic
Net income	$19,430	$16,470
Weighted average shares outstanding	48,185	48,902
Basic earnings per share	$0.40	$0.34

Earnings per share - diluted
Net income	$19,430	$16,470
Diluted net income	$19,430	$16,470

Weighted average common shares outstanding	48,185	48,902
Dilution associated with stock compensation plans	716	834
Weighted average common shares outstanding, assuming dilution	48,901	49,736
Diluted earnings per share	$0.40	$0.33

For the three months ended August 2, 2025, 29 shares of potential common stock related to stock-based compensation plans were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. The excluded shares included options outstanding to purchase 24 shares of common stock with a weighted average exercise price of $11.87.
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

The following table presents our disaggregated revenue by segment:

	Three Months Ended August 1, 2026
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$6,733	$71,562	$14,174	$11,353	$17,485	$121,307
Limited configuration	31,535	7,898	38,240	7,834	8,917	94,424
Service and other	5,435	6,938	2,297	2,191	1,973	18,833
	$43,703	$86,398	$54,711	$21,378	$28,375	$234,565
Timing of revenue recognition
Goods/services transferred at a point in time	$34,452	$10,041	$37,366	$9,267	$10,016	$101,142
Goods/services transferred over time	9,251	76,357	17,345	12,111	18,359	133,423
	$43,703	$86,398	$54,711	$21,378	$28,375	$234,565

	Three Months Ended August 2, 2025
	Commercial	Live Events	High School Park and Recreation	Transportation	International	Total
Type of performance obligation
Unique configuration	$8,914	$63,263	$14,897	$9,498	$6,608	$103,180
Limited configuration	31,242	9,394	41,911	4,390	8,058	94,995
Service and other	6,011	7,143	2,539	2,687	2,417	20,798
	$46,167	$79,800	$59,347	$16,575	$17,083	$218,972
Timing of revenue recognition
Goods/services transferred at a point in time	$34,069	$11,680	$41,794	$6,141	$8,903	$102,588
Goods/services transferred over time	12,098	68,120	17,553	10,434	8,180	116,385
	$46,167	$79,800	$59,347	$16,575	$17,083	$218,972
See "Note 5. Segment Reporting" for a disaggregation of revenue by geography.
Contract balances
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed according to the contract terms. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
The following table reflects the changes in our contract assets and liabilities:

	August 1, 2026	May 2, 2026	Dollar Change	Percent Change
Contract assets	$51,608	$66,552	$(14,944)	(22.5)%
Contract liabilities - current	85,969	65,310	20,659	31.6
Contract liabilities - noncurrent	20,301	20,655	(354)	(1.7)
The changes in our contract assets and contract liabilities from May 2, 2026 to August 1, 2026 were due to the timing of billing schedules and revenue recognition, which can vary significantly depending on the contractual payment terms and the seasonality of the sports markets. We had no significant impairments of contract assets for the three months ended August 1, 2026.

For service-type warranty contracts, we allocate revenue to the performance obligation, recognize the revenue over time, and recognize costs as incurred. Earned and unearned revenues for these contracts are included in the “Contract assets” and “Contract liabilities” line items of our Consolidated Balance Sheets. Changes in unearned service-type warranty contracts, net were as follows:

August 1, 2026
Balance as of May 2, 2026	$37,850
New contracts sold	12,094
Less: reductions for revenue recognized	(11,299)
Foreign currency translation and other	579
Balance as of August 1, 2026	$39,224
The loss provision on contracts in process identified as loss contracts as of August 1, 2026 and May 2, 2026 were immaterial. Loss provisions are recorded in the “Accrued expenses” line item in our Condensed Consolidated Balance Sheets.
During the three months ended August 1, 2026, we recognized $45,347 related to our contract liabilities as of May 2, 2026.
Remaining performance obligations and revenue recognized from past performance obligations
As of August 1, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $380,403. Remaining performance obligations related to product and service agreements as of August 1, 2026 were $311,280 and $69,123, respectively. We expect approximately $328,354 of our remaining performance obligations to be recognized over the next 12 months, with the remainder recognized thereafter. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate. The amount of revenue recognized associated with performance obligations satisfied in prior periods during the three months ended August 1, 2026 and August 2, 2025 was immaterial.
Note 5. Segment Reporting
We organize and manage our business by the following five segments which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Commercial, Live Events, High School Park and Recreation, Transportation, and

International. These segments are based on the customer type or geography and are the same as our operating segments/business units.
The following table sets forth certain financial information for each of our five reporting segments for the periods indicated:

	Three Months Ended
	August 1, 2026	August 2, 2025
Net sales:
Commercial	$43,703	$46,167
Live Events	86,398	79,800
High School Park and Recreation	54,711	59,347
Transportation	21,378	16,575
International	28,375	17,083
Total consolidated net sales	234,565	218,972

Cost of Sales:
Commercial	30,353	32,517
Live Events	66,025	59,614
High School Park and Recreation	34,956	37,406
Transportation	14,242	11,419
International	17,390	12,944

Gross profit:
Commercial	13,350	13,650
Live Events	20,373	20,186
High School Park and Recreation	19,755	21,941
Transportation	7,136	5,156
International	10,985	4,139
Total consolidated gross profit	71,599	65,072

Less:
Selling	18,990	16,834
General and administrative	15,559	14,295
Product design and development	12,114	10,671
Interest (income) expense, net	(1,134)	(893)
Other expense, net	403	1,942
Income before income taxes	$25,667	$22,223
The following table presents depreciation and amortization by reportable segment, which are included within operating expenses in the table above:

	Three Months Ended
	August 1, 2026	August 2, 2025
Depreciation and amortization:
Commercial	$1,050	$1,085
Live Events	1,201	1,247
High School Park and Recreation	738	661
Transportation	234	199
International	543	447
Total depreciation and amortization for reportable segments	3,766	3,639
Unallocated corporate depreciation and amortization	916	1,165
Total depreciation and amortization	$4,682	$4,804
No single country comprises a material amount of our net sales or property and equipment, net of accumulated depreciation, other than the United States. The following table presents information about net sales, which are based on where the end user is located, and property and equipment, net of accumulated depreciation, in the United States and elsewhere:

	Three Months Ended
	August 1, 2026	August 2, 2025
Net sales:
United States	$202,422	$196,588
Outside United States	32,143	22,384
	$234,565	$218,972

	August 1, 2026	May 2, 2026
Property and equipment, net of accumulated depreciation:
United States	$53,857	$54,851
Outside United States	10,435	9,412
	$64,292	$64,263
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

Note 6. Goodwill

The changes in the carrying amount of goodwill related to each reportable segment for the three months ended August 1, 2026 were as follows:

	Live Events	Commercial	Transportation	Total
Balance as of May 2, 2026	$153	$3,343	$189	$3,685
Foreign currency translation	—	(62)	(18)	(80)
Balance as of August 1, 2026	$153	$3,281	$171	$3,605
We perform an analysis of goodwill on an annual basis, and it is tested for impairment more frequently if events or changes in circumstances indicate that an asset might be impaired. Our annual analysis is performed during the third quarter of each fiscal year based on the goodwill amount as of the first business day of our third fiscal quarter. As of August 1, 2026, no indicators of goodwill impairment has been identified since our most recently completed annual impairment test.

The amount of accumulated impairments to goodwill as of August 1, 2026 and May 2, 2026 was $4,576.

Note 7. Financing Agreements

Long-term debt consists of the following:

	August 1, 2026	May 2, 2026
Term Debt	$10,637	$10,925
Long-term debt, gross	10,637	10,925
Debt issuance costs, net	(132)	(146)
Current portion	(1,150)	(1,150)
Long-term debt, net	$9,355	$9,629
Credit Agreements
On November 26, 2025, the Company entered into a $71,500 senior secured credit facility (the “Credit Facility”) pursuant to a Credit Agreement (the “Credit Agreement”), between and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the Lenders, and the other Loan Parties. The following capitalized terms have specific meanings as defined in the Credit Agreement: Lenders; Loan Parties; Adjusted Term SOFR Rate; Adjusted Daily Simple SOFR; CB Floating Rate; Total Leverage Ratio; and Fixed Charge Coverage Ratio.

The Credit Facility created pursuant to the Credit Agreement is comprised of:

• a $60,000 revolving credit facility (the “Revolver”), maturing on November 26, 2028 (the “Maturity Date”); and

•an $11,500 term loan (the “Term Loan”), amortizing in equal quarterly installments of $288, with the remaining principal due on the Maturity Date.

The Revolver and the Term Loan are guaranteed by the Loan Parties and are secured by perfected, first‑priority liens on substantially all personal property and assets of the Company and the other Loan Parties, including intellectual property, pursuant to a pledge and security agreement and related collateral documents (collectively, the “Security Agreement”).

Borrowings under the Credit Facility bear interest, at one of the following rates to be selected by the Company, in its discretion: (i) the Adjusted Term SOFR Rate plus a 0.10% margin; (ii) the Adjusted Daily Simple SOFR plus a 0.10% margin; or (iii) the CB Floating Rate with a 0.00% margin. Amounts repaid under the Term Loan may not be reborrowed. Undrawn commitments under the Revolver accrue a commitment fee of 0.20% per year.

Letters of credit issued under the Revolver accrue customary fees and generally must expire no later than five business days prior to the Maturity Date.

The financial covenants under the Credit Agreement require the Company to maintain (i) a maximum quarterly Total Leverage Ratio of 3.00 to 1.00 and (ii) a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00. There is a limited ability to exclude certain unfinanced capital expenditures from these calculations when specified liquidity thresholds are met.

These covenants apply to borrowings under both the Revolver and the Term Loan. The Credit Agreement includes customary representations, covenants, and events of default, including limitations on incurring additional debt, liens, investments, asset sales, restricted payments, dividends, share repurchases, and affiliate transactions.

Proceeds from the Credit Facility may be used to refinance existing indebtedness and for working capital and other general corporate purposes.

As of August 1, 2026, the Company was in compliance with all covenants under the Credit Agreement and other agreements related to the Credit Facility. There were no advances under the Revolver portion of our line of credit, and the balance of letters of credit issued and outstanding under the Revolver was approximately $1,858. As of August 1, 2026, $58,142 of the Credit Facility remains in place and available for borrowing.
On September 1, 2026, the Company entered into an amendment to the Credit Agreement (“Amendment No. 1”). For additional information, see “Note 13. Subsequent Events” of the Notes to our Consolidated Financial Statements included in this Form 10-Q.

In connection with entering into the Credit Agreement, the Company terminated its prior senior credit facility dated May 11, 2023 (as amended, the “Prior Credit Agreement”), which consisted of an asset‑based revolving credit facility and a delayed draw term loan. All outstanding obligations under the Prior Credit Agreement were repaid in full, and all related liens, including the mortgage on the Company’s Brookings, South Dakota real property, were released. No material early termination penalties were incurred in connection with the termination of the Prior Credit Agreement. Certain customary obligations, including indemnification and confidentiality provisions, survive the termination of the Prior Credit Agreement.
Debt Issuance Costs
Debt issuance costs incurred in connection with our financing agreements are capitalized and amortized on a straight‑line basis over the term of the related debt agreement. In the event of early principal repayments or the termination of a debt agreement, any remaining unamortized debt issuance costs associated with such agreement are expensed.

Amortization of debt issuance costs totaled $14 and $403 for the three months ended August 1, 2026 and August 2, 2025, respectively. The amortization for the three months ended August 1, 2026 includes amortization related to the Credit Facility, whereas the amortization for the three months ended August 2, 2025 includes amortization related to the Prior Credit Agreement.

As of August 1, 2026, the remaining unamortized debt issuance costs of $132 were being amortized over the remaining term of the Credit Facility.
Future Maturities
Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal years	Amount
Remainder of 2027	$862
2028	1,150
2029	8,625
2030	—
2031	—
Total debt	$10,637

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

Our assessment of whether a loss is reasonably possible or probable is based on management’s assessment and consultation with legal counsel regarding the ultimate outcome of each matter following all appeals.

For other unresolved legal proceedings or claims, we do not believe there is a reasonable probability that any material loss would be incurred. Accordingly, no material accrual or disclosure of potential loss range has been made related to these matters. We do not expect the ultimate liability of these unresolved legal proceedings or claims to have a material effect on our financial position, liquidity, or capital resources.

Warranties: Changes in our warranty obligation for the three months ended August 1, 2026 consisted of the following:

August 1, 2026
Beginning accrued warranty obligations	$36,760
Warranties issued during the period	3,352
Settlements made during the period	(2,487)
Changes in accrued warranty obligations for pre-existing warranties during the period, including expirations	197
Ending accrued warranty obligations	$37,822
Performance guarantees: We have entered into standby letters of credit, bank guarantees, and surety bonds with financial institutions to support our contractual obligations, primarily related to construction-type contracts. These instruments serve as guarantees of our future performance, including the operation and installation of equipment and the completion of contractual deliverables.

As of August 1, 2026, we had $36,745 of bonded work outstanding and $1,858 in letters of credit outstanding. Performance guarantees are issued to certain customers to guarantee the operation and installation of the equipment and our ability to complete a contract. These performance guarantees have various terms but are generally one year. We enter into written agreements with our customers, and those agreements often contain indemnification provisions that require us to make the customer whole if certain acts or omissions by us cause the customer financial loss. We make efforts to negotiate reasonable caps and limitations on the recovery of such damages. As of August 1, 2026, we were not aware of any indemnification claim from a customer.

Note 9. Income Taxes
The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss for the reporting period, adjusted for discrete items. Due to various factors, including our estimate of annual income, our effective tax rate is subject to fluctuation.
Our effective tax rate for the three months ended August 1, 2026 was 24.3 percent. The tax rate was primarily attributable to nontaxable and nondeductible items, State and Local income taxes, and tax credits in proportion to estimated pre-tax earnings for fiscal 2027. The effective tax rate for the three months ended August 2, 2025 of 25.9 percent was driven by nontaxable and nondeductible items and valuation allowances in proportion to estimated pre-tax earnings for fiscal 2026.
As of August 1, 2026, we had $579 of unrecognized tax benefits which would reduce our effective tax rate if recognized.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2026 and others beginning in fiscal 2027 and beyond. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws affecting current taxes to be reflected in the estimated annual effective tax rate going forward, and adjustments to existing deferred taxes to be recognized on deferred tax balances to be recognized in the period in which the legislation is enacted. We note that as of August 1, 2026, there were no material impacts to the Company’s financial statements. We will continue to evaluate the future tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.

In October 2021, the Organization for Economic Co-Operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two GloBE model rules for multinational enterprises with annual global revenue exceeding €750 million. In January 2026, the OECD announced a “side-by-side” system under which U.S.-parented groups would be able to elect to be exempt from certain Pillar Two provisions. Additional guidance on the “side-by-side” system and implementation of such system remain subject to further discussions and clarifications from the OECD and local implementation by each OECD member country. We will be subject to Pillar Two compliance and reporting in fiscal 2027, but Pillar Two has not had a material impact on our provision for income taxes; however, we will continue to monitor as additional guidance is released by the OECD, OECD member countries based on their enacted law changes, and other standard-setting bodies.
Note 10. Fair Value Measurement
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 1, 2026 and May 2, 2026 according to the valuation techniques we used to determine their fair values. There have been no transfers of assets or liabilities among the fair value hierarchies presented.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance as of August 1, 2026
Cash and cash equivalents	$154,585	$—	$—	$154,585
	$154,585	$—	$—	$154,585
Balance as of May 2, 2026
Cash and cash equivalents	$131,639	$—	$—	$131,639
	$131,639	$—	$—	$131,639

Note 11. Share Repurchase Program
On June 17, 2016, our Board of Directors of the Company (the “Board” or “Board of Directors”) authorized a share repurchase program (the “FY17 Repurchase Program”) under which the Company may repurchase up to $40,000 of the Company’s outstanding shares of Common Stock. The Board approved increases to the limit under the FY17 Repurchase Program of $10,000 on March 4, 2025, $10,000 on June 23, 2025, $20,000 on December 9, 2025, and $25,897 on June 22, 2026. Following these increases, the maximum authorized value under the FY17 Repurchase Program was $105,897 as of August 1, 2026.
Repurchases under the FY17 Repurchase Program may be made from time to time in open market transactions or privately negotiated transactions, subject to business and market conditions, applicable legal requirements, and other relevant factors. The FY17 Repurchase Program does not obligate the Company to repurchase any specific number of shares, may be suspended or terminated at any time at the discretion of the Board and has no fixed expiration date.
During the three months ended August 1, 2026, the Company repurchased 225 shares of Common Stock at a total cost of $4,410. As of August 1, 2026, $35,957 of the $105,897 authorized amount remained available for repurchase under the FY17 Repurchase Program.
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

Note 12. Related Party Transactions
Daktronics Related Person Transaction Policy: The Board of Directors has adopted the Daktronics Related Person Transaction Policy, a written policy and procedures with respect to related party transactions (the “RPT Policy”), which the Audit Committee of the Board (the "Audit Committee") oversees. Under the RPT Policy, a “Related Person Transaction” is generally defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which: (i) the Company was, is, or will be a participant; (ii) the amount involved exceeds $120; and (iii) any “Related Person” had, has, or will have a direct or indirect material interest. The RPT Policy generally defines a "Related Person" as: (a) a director, director nominee, or executive officer of the Company at any time during the last fiscal year; (b) a beneficial owner of more than five percent of any class of our voting securities; (c) any immediate family member of any of the foregoing persons; or (d) an entity that employs any of the foregoing persons or in which any of the foregoing persons is a general partner or principal or owns a five percent or greater ownership interest. Our Chief Financial Officer is responsible for overseeing the monitoring and identification of Related Person Transactions and the appropriate reporting of any potential Related Person Transactions to the Audit Committee. The Audit Committee reviews and, if appropriate, approves Related Person Transactions, including certain transactions which are deemed to be pre-approved under the RPT Policy. On an annual basis, the Audit Committee reviews any previously approved Related Person Transactions that are ongoing.
Transactions with Milwaukee Bucks Inc.: On April 29, 2025, the Company entered into a contract with Milwaukee Bucks Inc. The total value of the contract was $683. The terms of the above-referenced arrangement between the Company and Milwaukee Bucks Inc. were arm’s-length transactions made in the ordinary course of the Company’s business. Peter Feigin, a member of the Board, was the President of Milwaukee Bucks Inc. at the time of the transaction.
Note 13. Subsequent Events
Share Repurchase Program
On September 1, 2026, the Board voted to terminate the FY17 Repurchase Program and to implement a new program authorizing repurchases of outstanding shares of Common Stock (the “FY27 Repurchase Program”), in each case effective immediately. The total amount authorized for repurchases under the FY27 Repurchase Program is $34,500.
Share repurchases under the FY27 Repurchase Program may occur from time to time in open market purchases, private transactions, or other transactions. The timing, volume, and nature of share repurchases will be at the sole discretion of the Company’s management and will be dependent on market conditions, applicable securities laws and other legal requirements, business considerations, and other factors. The FY27 Repurchase Program does not require the Company to repurchase a certain amount of shares and does not have a fixed expiration date and may be suspended, discontinued, or terminated at any time. Under the FY27 Repurchase Program, the Company may conduct share repurchases in accordance with all applicable securities laws and regulations, including Rule 10b5-1 and Rule 10b-18 under the Exchange Act. No assurance can be given that any particular number of shares of Common Stock will be repurchased.
First Amendment to Credit Agreement
On September 1, 2026, the Company entered into Amendment No. 1. Amendment No. 1 allows the Company to transfer certain non-material patents acquired in connection with the XDC Acquisition for consideration below the threshold otherwise required under the Credit Agreement. Amendment No. 1 did not otherwise materially modify the terms of the Credit Agreement. For additional information on the Credit Agreement, see “Note 7. Financing Agreements” of the Notes to our Consolidated Financial Statements included in this Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the (i) financial condition of Daktronics, Inc. and its subsidiaries (the “Company”, “Daktronics”, “we”, “our”, or “us”) during the period from the most recent fiscal year-end, May 2, 2026, to and including August 1, 2026; and (ii) results of operations of the Company during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.
This Quarterly Report on Form 10-Q, including the MD&A, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. The words “may,” “might,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “project,” “continue,” “outlook,” “focus,” “goal,” “target,” “transform,” “expand,” “execute,” “ongoing,” “improve,” “grow,” and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any and all forecasts and projections in this document are “forward-looking statements” and are based on management’s current expectations or beliefs. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by us. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of us are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, changes in economic and market conditions, management of growth, timing and magnitude of future contracts, orders, and capital investment projects, fluctuations in margins, interest rate risk, the introduction of new products and technology, the impact of adverse weather conditions, increased regulation, the imposition of tariffs, trade wars, the availability and costs of raw materials, components, and shipping services, geopolitical and governmental actions, including the U.S. federal government shutdown, expansion into new geographical markets, the Company’s recent leadership transition, transformation initiatives, future strategy, and the other risks, trends, and uncertainties described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2026 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC"), this Quarterly Report on Form 10-Q, and other reports filed with or furnished to the SEC by the Company.
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
The MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, the Form 10-K (including the information presented therein under “Item 1A. Risk Factors” of Part I), and other reports filed with or furnished to the SEC by the Company.
The quarter-over-quarter comparisons in this MD&A are as of and for the fiscal quarters ended August 1, 2026 and August 2, 2025 unless otherwise stated.
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

In addition to gross profit, management considers contribution margin a meaningful metric for assessing the financial performance of individual segments. We believe this measure provides investors with a useful view of our segment-level performance consistent with the approach used by management. By presenting contribution margin, we aim to enhance transparency and allow investors to better understand how we evaluate and manage our business operations. See the section of this Item 2 entitled “Reportable Segment Performance Summary” for a reconciliation of contribution margin to operating income, the most directly comparable GAAP measure.
Overview
Daktronics designs, manufactures, and sells electronic display systems and related solutions used in sports, commercial, and transportation applications. Our offerings include standard display products as well as custom-designed and integrated systems that incorporate display hardware, control systems, and software.

Our product portfolio ranges from small scoreboards and electronic displays to large-scale video display systems deployed in stadiums, arenas, commercial facilities, and other public venues. These systems are often integrated with related technologies, including control, timing, and audio systems, and are used to present real-time data, graphics, animation, and video.

We operate a vertically integrated business model that includes marketing and sales, engineering and product design and development, manufacturing, installation, and ongoing customer support. This lifecycle approach allows us to support customers from initial system design and installation through long-term maintenance, upgrades, and replacement cycles. In addition to equipment sales and installation, we provide services that include technical support, professional services, and software-based solutions that enable customers to operate and manage their display systems.
The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to April 30. When April 30 falls on a Wednesday, the fiscal year ends on the preceding Saturday. Each fiscal quarter consists of 13 weeks, except in a 53-week fiscal year, where the first quarter includes 14 weeks. The three months ended August 1, 2026, and August 2, 2025, included 13 and 14 weeks of operations, respectively.
Known Trends and Uncertainties
During the first quarter of fiscal 2027, we continued to focus on initiatives intended to support sustainable growth, improve operating performance, and enhance returns on invested capital. These efforts include operational execution, capacity optimization, digital capabilities, and initiatives designed to support long-term scalability and profitability. Demand for digital display systems continues to be supported by the ongoing adoption of LED-based technologies across sports, commercial, and transportation applications; however, customer demand levels and project timing can vary based on economic conditions, funding availability, and other external factors.
The business environment remains dynamic, with changes in trade policy and tariffs continuing to affect supply chains, customer purchasing decisions, and operating costs. Tariffs on electronic components, aluminum, steel, copper, and other imported materials have increased product costs and created uncertainty regarding future project economics. In response, the Company has taken pricing actions, sourcing strategies, and operational initiatives intended to mitigate these impacts; however, the ultimate effect on demand, margins, and profitability remains uncertain.
The Company continues to monitor developments related to tariffs and available refund programs associated with certain previously paid tariffs. Daktronics has submitted, and may continue to submit, claims for additional recoveries where appropriate. The Company recognizes tariff refunds when received. Due to uncertainties regarding eligibility, administrative review processes, and the ultimate resolution of outstanding claims, the Company has not recognized assets related to potential recoveries that do not meet the applicable accounting recognition criteria. The timing and amount of any future recoveries remain uncertain.
The global market for digital display systems continues to evolve through advancements in display technologies, control systems, software, and related services. Customers increasingly seek integrated solutions that improve content management, user experience, system monitoring, reliability, and operational efficiency. The adoption of narrow pixel pitch and other advanced display technologies continues to influence customer purchasing decisions across many of the markets we serve.

Daktronics participates in large end markets that continue to benefit from customer investments intended to enhance audience engagement, communication, and operational effectiveness. To address evolving market conditions and competitive dynamics, we continue to focus on operational execution, manufacturing efficiency, product innovation, and market expansion. While these initiatives are expected to support long-term growth opportunities and operating performance, the timing and magnitude of associated benefits depend on execution, customer demand, and broader economic conditions.

The Company also continues to expand its global manufacturing footprint, including the ongoing ramp-up of manufacturing operations in Mexico. We expect these expanded manufacturing facilities to provide additional manufacturing flexibility and support long-term cost structure optimization. However, the timing and extent of associated operational and financial benefits depend on production volumes, staffing, execution, and market conditions.

There may be periods in which revenue trends and operating expenses are not fully aligned as the Company continues to invest in operational capabilities, systems, manufacturing flexibility, and corporate governance. While these investments may affect near-term profitability, they are intended to support long-term operational effectiveness, scalability, and value creation.

Despite ongoing uncertainties related to tariffs, trade policy, geopolitical developments, and broader economic conditions, the Company believes the long-term demand drivers supporting the audiovisual industry remain favorable. Continued adoption of digital display technologies, together with the Company's portfolio of products, software, services, and integrated solutions, may support future growth opportunities. Actual demand levels, however, will continue to depend on customer spending priorities, funding availability, competitive conditions, and overall economic activity.

We maintain a unique leadership position in our target markets, which are large, growing, and supported by resilient demand from customers seeking to enhance audience experiences in sports, commercial, and transportation environments
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED AUGUST 1, 2026 AND AUGUST 2, 2025
Product Order Backlog
Backlog represents the dollar value of orders for integrated electronic display systems and related products and services which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers. Orders are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Orders and backlog are not metrics defined by GAAP, and our methodology for determining orders and backlog may vary from the methodology used by other companies in determining their orders and backlog amounts.

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
As of August 1, 2026, our product order backlog was $311.3 million, compared to $360.3 million as of August 2, 2025, and $356.2 million as of May 2, 2026. The decrease in backlog year-over-year reflects the conversion of existing backlog into revenue at a pace that exceeded order intake during the quarter.
We expect to fulfill the backlog as of August 1, 2026 within the next 24 months. The timing of backlog fulfillment may be impacted by project delays resulting from factors outside of our control, including customer site conditions.

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the three months ended August 1, 2026 and August 2, 2025 (in thousands):

	August 1, 2026	% of Net sales (1)	August 2, 2025	% of Net sales (1)	Dollar Change (1)	Percent Change (1)
Net sales	$234,565	100.0%	$218,972	100.0%	$15,593	7.1%
Cost of sales	162,966	69.5	153,900	70.3	9,066	5.9
Gross profit	71,599	30.5	65,072	29.7	6,527	10.0

Operating expenses:
Selling	18,990	8.1	16,834	7.7	2,156	12.8
General and administrative	15,559	6.6	14,295	6.5	1,264	8.8
Product design and development	12,114	5.2	10,671	4.9	1,443	13.5
Total operating expenses	46,663	19.9	41,800	19.1	4,863	11.6
Operating income	24,936	10.6	23,272	10.6	1,664	7.2

Nonoperating income (expense):
Interest income (expense), net	1,134	0.5	893	0.4	241	27.0
Other expense, net	(403)	(0.2)	(1,942)	(0.9)	1,539	(79.2)
Income before income taxes	25,667	10.9	22,223	10.1	3,444	15.5
Income tax expense	6,237	2.7	5,753	2.6	484	8.4
Net income	$19,430	8.3%	$16,470	7.5%	$2,960	18.0%

Diluted earnings per share	$0.40		$0.33		$0.07	21.2%
Diluted weighted average shares outstanding	48,901		49,736		$(835)	(1.7)%

Orders	$191,799		$238,543		$(46,744)	(19.6)%
(1) Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of the first quarter of fiscal 2027 including 13 weeks. The first quarter of fiscal 2026 contained 14 weeks.
Net Sales: The net sales increase in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 was the result of higher sales volumes in the Live Events, Transportation, and International business units, partially offset by decreased sales in the Commercial and High School Park and Recreation business units. The amount of recognized revenue associated with performance obligations satisfied in prior years during the three months ended August 1, 2026 and August 2, 2025 was immaterial.
Orders: Order volume decreased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, reflecting the timing of customer project awards and a strong prior-year comparison period that included an additional week of operations. Variability in orders is typical in the Company's project-based business, with order volume fluctuating from period to period based on the timing and size of customer awards and project bookings.

Gross profit: Gross profit increased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 as a result of higher sales volume. Gross profit as a percentage of net sales increased slightly to 30.5 percent for the first quarter of fiscal 2027 as compared to 29.7 percent for the same period a year ago. The increase in gross profit margin included the receipt of tariff refunds, partially offset by higher price-sensitive input costs. Total warranty expense as a percentage of sales increased to 1.7 percent for the first quarter of fiscal 2027 as compared to 1.2 percent for the same period a year ago.
Selling: Selling expenses increased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 primarily due to increases in personnel-related wages and benefits and a commission on a large International project completed during the quarter.
General and Administrative: General and administrative expenses increased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 primarily due to continued investments in operational capabilities, technology initiatives, and corporate support functions.
Product Design and Development: Product design and development expenses increased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 primarily due to continued investment in product development, engineering resources, and technology initiatives intended to support future growth opportunities.
Interest Income (Expense), net: Interest income increased in the first quarter of fiscal 2027 compared to the same period a year ago, reflecting higher interest income on invested cash balances and lower interest expense and interest on tariff refunds.
Other Expense, net: Other expense decreased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 due to lower non-operating expenses recognized during the most recent period. Foreign currency fluctuations continued to impact results in both periods.
Income Tax Expense: For the three months ended August 1, 2026, our effective tax rate was 24.3 percent compared to 25.9 percent for the three months ended August 2, 2025. The decrease in the effective tax rate was primarily attributable to valuation allowances recorded in fiscal 2026 which did not recur in fiscal 2027.
Net Income: The increase in net income reflects higher gross profit and operating income compared to the same period a year ago. For the three months ended August 1, 2026, our earnings per diluted share was $0.40 compared to $0.33 in the same period last year.

Reportable Segment Performance Summary
Non-GAAP Reconciliation: The following table shows information regarding our reportable segment financial performance of contribution margin reconciled to operating income, the most comparable GAAP metric, for the three months ended August 1, 2026 and August 2, 2025 (in thousands):

	Three Months Ended August 1, 2026
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$43,703		$86,398		$54,711		$21,378		$28,375		$234,565
Cost of sales	30,353	69.5%	66,025	76.4%	34,956	63.9%	14,242	66.6%	17,390	61.3%	162,966	69.5%
Gross profit	13,350	30.5	20,373	23.6	19,755	36.1	7,136	33.4	10,985	38.7	71,599	30.5
Selling	4,460	10.2	3,273	3.8	4,528	8.3	1,572	7.4	5,157	18.2	18,990	8.1
Contribution margin	8,890	20.3	17,100	19.8	15,227	27.8	5,564	26.0	5,828	20.5	52,609	22.4
General and administrative	—	—	—	—	—	—	—	—	—	—	15,559	6.6
Product design and development	—	—	—	—	—	—	—	—	—	—	12,114	5.2
Operating income	$8,890	20.3%	$17,100	19.8%	$15,227	27.8%	$5,564	26.0%	$5,828	20.5%	$24,936	10.6%

Orders	$46,568		$47,213		$56,276		$22,703		$19,039		$191,799

	Three Months Ended August 2, 2025
	Commercial	Percent of net sales (1)	Live Events	Percent of net sales (1)	High School Park and Recreation	Percent of net sales (1)	Transportation	Percent of net sales (1)	International	Percent of net sales (1)	Total	Percent of net sales (1)
Net sales	$46,167		$79,800		$59,347		$16,575		$17,083		$218,972
Cost of sales	32,517	70.4%	59,614	74.7%	37,406	63.0%	11,419	68.9%	12,944	75.8%	153,900	70.3%
Gross profit	13,650	29.6	20,186	25.3	21,941	37.0	5,156	31.1	4,139	24.2	65,072	29.7
Selling	4,738	10.3	3,208	4.0	4,629	7.8	1,593	9.6	2,666	15.6	16,834	7.7
Contribution margin	8,912	19.3	16,978	21.3	17,312	29.2	3,563	21.5	1,473	8.6	48,238	22.0
General and administrative	—	—	—	—	—	—	—	—	—	—	14,295	6.5
Product design and development	—	—	—	—	—	—	—	—	—	—	10,671	4.9
Operating income	$8,912	19.3%	$16,978	21.3%	$17,312	29.2%	$3,563	21.5%	$1,473	8.6%	$23,272	10.6%

Orders	$44,223		$92,219		$63,254		$21,909		$16,938		$238,543

	Net Dollar and % Change
	Commercial	Percent Change (1)	Live Events	Percent Change (1)	High School Park and Recreation	Percent Change (1)	Transportation	Percent Change (1)	International	Percent Change (1)	Total	Percent Change (1)
Net sales	$(2,464)	(5.3)%	$6,598	8.3%	$(4,636)	(7.8)%	$4,803	29.0%	$11,292	66.1%	$15,593	7.1%
Cost of sales	(2,164)	(6.7)	6,411	10.8	(2,450)	(6.5)	2,823	24.7	4,446	34.3	9,066	5.9
Gross profit	(300)	(2.2)	187	0.9	(2,186)	(10.0)	1,980	38.4	6,846	165.4	6,527	10.0
Selling	(278)	(5.9)	65	2.0	(101)	(2.2)	(21)	(1.3)	2,491	93.4	2,156	12.8
Contribution margin	(22)	(0.2)	122	0.7	(2,085)	(12.0)	2,001	56.2	4,355	295.7	4,371	9.1
General and administrative	—	—	—	—	—	—	—	—	—	—	1,264	8.8
Product design and development	—	—	—	—	—	—	—	—	—	—	1,443	13.5
Operating income	$(22)	(0.2)%	$122	0.7%	$(2,085)	(12.0)%	$2,001	56.2%	$4,355	295.7%	$1,664	7.2%

Orders	$2,345	5.3%	$(45,006)	(48.8)%	$(6,978)	(11.0)%	$794	3.6%	$2,101	12.4%	$(46,744)	(19.6)%

(1) Amounts are calculated on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
Sales, orders, gross profit, and operating expenses were impacted as a result of the first quarter of fiscal 2027 including 13 weeks. The first quarter of fiscal 2026 contained 14 weeks.
During the first quarter of fiscal 2027, total net sales increased and gross profit as a percentage of net sales increased, reflecting the cumulative impact of the following factors:
Commercial: The decrease in net sales in the first quarter of fiscal 2027 compared to the same period one year ago was primarily due to lower backlog entering the quarter, which reduced the volume of projects available for revenue recognition during the period. Gross profit as a percentage of sales increased due to delivering more profitable projects in the Spectaculars and On-Premise niches and higher sales volume over a relatively fixed cost structure. Selling expenses decreased year-over-year, primarily reflecting lower personnel costs. The increase in order bookings reflects continued market adoption of digital display technology.
Live Events: The increase in net sales in the first quarter of fiscal 2027 compared to the same period one year ago was primarily due to the timing and execution of project deliveries and revenue recognition on large customer projects. Gross profit as a percentage of sales in the quarter decreased slightly due to normal variability in project and customer mix. Selling expenses remained relatively flat. Order volume decreased in the first quarter of fiscal 2027 compared to the same period in fiscal 2026 primarily due to the timing of customer project awards and a strong prior-year comparison period. Variability in orders is common within the Live Events business unit, as a relatively small number of large projects can significantly affect order volume in any given period.
High School Park and Recreation: Sales decreased during the first quarter of fiscal 2027 compared to the same period one year ago primarily due to lower project delivery activity during the quarter. Gross profit as a percentage of sales decreased slightly due to normal variability in project and customer mix. Selling expenses decreased primarily due to lower sales activity during the period. Order bookings decreased due to the timing of customer project awards. Order activity can fluctuate from period to period based on customer funding cycles and project timing.
Transportation: Sales increased during the first quarter of fiscal 2027 compared to the same period one year ago due to increased project delivery activity and revenue recognition during the quarter. Gross profit as a percentage of sales increased primarily due to favorable project mix and execution on projects recognized during the quarter. Selling expenses and order bookings remained relatively flat year-over-year.
International: The increase in net sales in the first quarter of fiscal 2027 was due to the timing of project execution and customer deliveries. Gross profit as a percentage of sales increased primarily due to favorable project mix and improved execution on projects recognized during the quarter. Selling expenses increased primarily due to a commission on a large project completed during the quarter and investments to support growth within the International business unit. Order bookings increased compared to the same period a year ago, reflecting favorable customer demand and project award timing.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	August 1, 2026	August 2, 2025	Dollar Change
Net cash provided by (used in):
Operating activities	$31,433	$26,097	$5,336
Investing activities	(3,909)	(5,620)	1,711
Financing activities	(4,500)	(11,128)	6,628
Effect of exchange rate changes on cash	(78)	—	(78)
Net increase in cash, cash equivalents and restricted cash	$22,946	$9,349	$13,597
Net cash provided by operating activities: The $31.4 million of cash provided by operating activities during the first three months of fiscal 2027 increased from the $26.1 million in the same period of fiscal 2026. The increase was primarily driven by higher net income and a greater source of cash from changes in operating assets and liabilities. Changes in operating assets and liabilities provided $5.9 million of cash in fiscal 2027 compared to $1.7 million in fiscal 2026, primarily reflecting favorable changes in contract assets, customer deposits, income taxes receivable, and accrued liabilities. These benefits were partially offset by a larger use of cash for accounts receivable and inventory and a lower source of cash from accounts payable.
The changes in net operating assets and liabilities for the three months ended August 1, 2026 and August 2, 2025 consisted of the following:

	Three Months Ended
(in thousands)	August 1, 2026	August 2, 2025
(Increase) decrease:
Accounts receivable	$(36,439)	$(32,055)
Long-term receivables	663	241
Inventories	(6,700)	(3,512)
Contract assets	14,860	(682)
Prepaid expenses and other current assets	(4,464)	(4,971)
Income tax receivables	2,929	2,768
Investment in affiliates and other assets	(1,799)	(3,884)
Increase (decrease):
Accounts payable	10,769	25,839
Contract liabilities	20,345	14,417
Accrued expenses	5,859	3,606
Warranty obligations	761	(257)
Long-term warranty obligations	302	690
Income taxes payable	(973)	225
Long-term marketing obligations and other payables	(207)	(737)
	$5,906	$1,688
Net cash used in investing activities: During the first three months of fiscal 2027, net cash used in investing activities totaled $3.9 million, primarily driven by $4.1 million in purchases of property and equipment offset by $0.2 million in proceeds from sales of property and equipment. In comparison, the same period in fiscal 2026 had total cash used in investing activities of $5.6 million, driven by $4.3 million in property and equipment purchases and $1.5 million in affiliate investments and offset by $0.2 million in proceeds from sales of property and equipment.

Net cash used in financing activities: In the first three months of fiscal 2027, financing activities resulted in a net cash outflow of $4.5 million, which included $4.4 million for repurchased shares, $0.3 million in payments on notes payable, offset by $0.2 million in proceeds from exercise of stock options. In comparison, the first quarter of fiscal 2026 reflected a net outflow of $11.1 million, primarily driven by $10.7 million for repurchased shares and $0.5 million in payments on notes payable. These outflows were partially offset by $0.1 million in proceeds from the exercise of stock options.
Debt and Cash
On November 26, 2025, we entered into a $71.5 million senior credit facility (the “Credit Facility”) pursuant to a Credit Agreement (the “Credit Agreement”). The Credit Facility consists of a cash flow‑backed revolving line of credit (the “Revolver”) and a term loan that is not collateralized by real estate (the “Term Loan”). We believe the Credit Facility enhances financial flexibility in managing our operations and capital structure by extending maturities and providing committed liquidity. As of August 1, 2026, there were no advances under the Revolver, and the balance of letters of credit outstanding under the Revolver was approximately $1.9 million. For additional information on financing agreements, see “Note 7. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of August 1, 2026, we had $154.6 million in cash and cash equivalents. We believe that our cash flow from operating activities, together with existing cash and cash equivalents and availability under the Credit Facility, will be sufficient to fund our working capital, capital expenditures, debt service, stock repurchases, and other financial requirements for at least the next 12 months.
Our cash equivalent balances consist of high-quality, short-term money market instruments.
Our primary sources of cash and sources of funds for our operations are cash flows from operations, current cash and cash equivalents, investments in our affiliates, and borrowings under the Credit Facility. We were in compliance with all debt covenants under the Credit Agreement as of August 1, 2026, and we expect to remain in compliance with those covenants for at least the next 12 months.
Working Capital
Working capital was $270.0 million as of August 1, 2026, and $254.3 million as of May 2, 2026, reflecting a $15.7 million increase. This change was primarily impacted by fluctuations in key components such as an increase in cash and cash equivalents by $22.9 million, accounts receivable by $36.1 million, inventory by $7.0 million, and accounts payable by $11.7 million. Contract assets decreased by $14.9 million .

These shifts are influenced by the seasonality of the sports market and construction cycles, which affect the timing of cash flows. Specifically, payments for inventory and to subcontractors often precede customer receipts, especially on large-scale, customized orders. These projects can span over 12 months, depending on complexity and delivery schedules. To manage cash flow, the Company typically uses upfront cash for materials and services and offsets this with down payments or progress payments from customers.

As of August 1, 2026, the Company had $7.9 million in retainage on long-term contracts included in receivables and contract assets, which is expected to be collected within one year.
Other Liquidity and Capital Uses
Our long-term capital allocation strategy prioritizes funding operations and investments in areas that support strategy execution including growth and operational excellence, while maintaining reasonable liquidity and leverage ratios that reflect a prudent and compliant capital structure in light of the cyclicality of our business, and the reduction of debt. We may invest in value-accretive inorganic opportunities, and may also return excess cash over time to stockholders through dividends or share repurchases. During the first three months of fiscal 2027 and fiscal 2026, we repurchased shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), but did not issue dividends.
Our strategies for business growth and profitability improvement rely on capital expenditures and strategic investments. We project total capital expenditures of approximately $13.2 million for fiscal 2027. These expenditures will support the acquisition of manufacturing equipment for new or enhanced product lines, expanded production capacity, and increased process automation. Additional investments will target quality and reliability testing equipment, demonstration and showroom assets, and continued upgrades to our information infrastructure.

Beyond capital expenditures, we plan to invest in general and administrative functions to support our strategic initiatives. These investments primarily include continued enhancements to our enterprise performance management systems and related business processes. We also evaluate strategic investments in new technologies, affiliates, or potential acquisitions aligned with our business strategy. For fiscal 2027, future investments in our current affiliates are being reviewed on a quarterly basis by our Board of Directors (the “Board”).
We are sometimes required to obtain performance bonds for display installations, and we have a $190.0 million bonding line available through surety companies. If we were unable to complete the installation work, and our customer would call upon the bond for payment, the surety company would subrogate its loss to Daktronics. As of August 1, 2026, we had $36.7 million of bonded work outstanding.
Contractual Obligations and Commercial Commitments
During the first three months of fiscal 2027, there were no material changes in our contractual obligations. See the Form 10-K for additional information regarding our contractual obligations and commercial commitments.
Significant Accounting Policies and Estimates
We describe our significant accounting policies in "Note 1. Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the Form 10-K. We discuss our critical accounting estimates in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes to the significant accounting policies and critical accounting estimates identified in the Form 10-K during the first three months of fiscal 2027.
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
There have been no material changes in our exposure to the market risks identified in the Form 10-K during the first three months of fiscal 2027.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of our Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of August 1, 2026, an evaluation was performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of August 1, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure information required to be disclosed in this Form 10-Q was recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms and accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer believe the Condensed Consolidated Financial Statements included in this Form 10-Q fairly represent, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended August 1, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations. See “Note 8. Commitments and Contingencies” included in this Quarterly Report on Form 10-Q and “Note 17. Commitments and Contingencies” included in the Form 10-K for further information on any legal proceedings and claims.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
On June 17, 2016, the Board authorized a share repurchase program (the “FY17 Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding Common Stock. The Board approved increases to the limit under the FY17 Repurchase Program of $10.0 million on March 4, 2025, $10.0 million on June 23, 2025, $20.0 million on December 9, 2025, and $25.9 million on June 22, 2026. Following these increases, the maximum authorized value under the FY17 Repurchase Program was $105.9 million as of August 1, 2026.

Repurchases under the FY17 Repurchase Program may be made from time to time in open market transactions or privately negotiated transactions, subject to business and market conditions, applicable legal requirements, and other relevant factors. The FY17 Repurchase Program does not obligate the Company to repurchase any specific number of shares, may be suspended or terminated at any time at the discretion of the Board, and has no fixed expiration date.

During the three months ended August 1, 2026, the Company repurchased 0.2 million shares of Common Stock at a total cost of $4.4 million. As of August 1, 2026, $36.0 million of the $105.9 million authorized amount remained available for repurchase under the FY17 Repurchase Program.

The following table summarizes the Company’s repurchases of Common Stock during the first quarter of fiscal 2027.

Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
May 3, 2026 - May 30, 2026	16,220	$19.03	16,220	$40,058,993
May 31, 2026 - June 27, 2026	8,400	19.04	8,400	$39,899,018
June 28, 2026 - August 1, 2026	200,836	$19.63	200,836	$35,957,332
Total	225,456		225,456
(1) The share repurchases described in the above table were made pursuant to the FY17 Repurchase Program authorized by the Board on June 17, 2016, as amended by the Board on March 4, 2025, June 23, 2025, December 9, 2025, and June 22, 2026.
Shares withheld to satisfy statutory tax withholding requirements related to the vesting of restricted stock units and performance stock units are not issued or considered repurchases of our Common Stock under our Repurchase Program and, therefore, are excluded from the table above.
See “Note 7. Financing Agreements” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about the FY17 Repurchase Program, including, but not limited to, restrictions on our ability to repurchase shares of Common Stock under the Credit Facility.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended August 1, 2026, none of the Company’s directors or “officers,” as such term is defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K.

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

10.1	Form of Restricted Stock Unit Notice and Agreement under the 2025 Plan.(1)(3)
10.2	Form of Performance Stock Unit Notice and Agreement under the 2025 Plan.(1)(3)
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

Date: September 2, 2026